Form 10-Q
period 2014-03-31
Evoke Pharma Inc
filed 2014-05-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OR THE EXCHANGE ACT OF 1934

Commission File Number 001-36075

EVOKE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447886
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

505 Lomas Santa Fe Drive, Suite 270, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 345-1494

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

As of May 2, 2014, the registrant had 6,099,547 shares of Common Stock outstanding.

EVOKE PHARMA, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$21,835,498	$24,196,691
Prepaid expenses	176,247	234,262

Total current assets	22,011,745	24,430,953
Other assets	555,505	555,505

Total assets	$22,567,250	$24,986,458

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$1,115,853	$284,915
Accrued compensation	385,499	557,399
Current portion of long-term debt	1,442,592	1,442,592

Total current liabilities	2,943,944	2,284,906
Deferred rent expense	15,518	6,830
Long-term debt, net of current portion	1,156,701	1,511,461

Total liabilities	4,116,163	3,803,197
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares — 6,099,547 at March 31, 2014 and 6,096,752 at December 31, 2013	610	610
Additional paid-in capital	44,097,429	43,874,119
Deficit accumulated during the development stage	(25,646,952)	(22,691,468)

Total stockholders’ equity	18,451,087	21,183,261

Total liabilities and stockholders’ equity	$22,567,250	$24,986,458

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

(A Development Stage Company)

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

			Period From
			January 29, 2007
	Three Months Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014
Operating expenses:
Research and development	$1,852,116	$110,981	$18,800,625
General and administrative	1,070,479	221,049	6,019,860
Purchase of in-process research and development	—	—	650,000

Total operating expenses	2,922,595	332,030	25,470,485

Loss from operations	(2,922,595)	(332,030)	(25,470,485)

Other income (expense):
Interest income	4,055	1,353	225,155
Interest expense	(36,944)	(39,315)	(402,771)
Change in fair value of preferred stock purchase right	—	—	(188,587)
Change in fair value of warrant liability	—	(124,000)	(54,264)
Grant income	—	—	244,000

Total other income (expense)	(32,889)	(161,962)	(176,467)

Net loss and comprehensive loss	$(2,955,484)	$(493,992)	$(25,646,952)

Net loss per common share, basic and diluted	$(0.49)	$(0.44)

Weighted-average shares used to compute basic and diluted net loss per share	6,002,936	1,133,375

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Period From
			January 29, 2007
	Three Months Ended		(inception) to
	March 31,		March 31,
	2014	2013	2014
Operating activities
Net loss	$(2,955,484)	$(493,992)	$(25,646,952)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	223,310	3,126	458,987
Non-cash interest	5,816	5,815	135,143
Change in fair value of purchase right liability	—	—	188,587
Change in fair value of warrant liability	—	124,000	54,264
Deferred rent expense	8,688	—	15,518
Changes in operating assets and liabilities:
Prepaid expenses	58,015	(10,500)	(176,247)
Other assets	—	—	(555,505)
Accounts payable and accrued expenses	659,038	(74,944)	1,501,352

Net cash used in operating activities	(2,000,617)	(446,495)	(24,024,853)
Financing activities
Proceeds from convertible promissory note	—	—	250,000
Proceeds from bank line of credit and loan advances	—	2,000,000	5,500,000
Payments on bank line of credit	(360,576)	—	(2,860,576)
Proceeds from issuance of common stock, net	—	—	25,125,528
Proceeds from issuance of preferred stock and purchase rights, net	—	—	17,744,041
Proceeds from exercise of stock options	—	—	101,358

Net cash provided by (used in) financing activities	(360,576)	2,000,000	45,860,351

Net increase (decrease) in cash and cash equivalents	(2,361,193)	1,553,505	21,835,498
Cash and cash equivalents at beginning of the period	24,196,691	116,013	—

Cash and cash equivalents at end of the period	$21,835,498	$1,669,518	$21,835,498

Supplemental disclosures of cash flow information
Interest paid	$32,495	$25,750	$261,246

Supplemental disclosures of non-cash financing information
Conversion of convertible promissory note and accrued interest to Series A Convertible Preferred Stock	—	—	$292,538

Issuance of Series A Convertible Preferred Stock warrants	—	$49,000	$108,486

Conversion of Series A Convertible Preferred Stock to Common
Stock at the initial public offering	—	—	$18,225,166

See accompanying notes to these unaudited condensed financial statements.

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

2. Summary of Significant Accounting Policies

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, which is contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2014. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Stock-Based Compensation

Stock-based compensation expense for stock option grants and employee stock purchase plan shares is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award. The estimation of stock option and employee stock purchase plan fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices. The Company expenses costs relating to the purchase and production of pre-approval product inventories as research and development expense in the period incurred until U.S. Food and Drug Administration (“FDA”) approval is received.

The Company bases its expense accruals related to clinical studies on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients, site initiation and the completion of clinical study milestones. Service providers typically invoice the Company monthly in arrears for services performed. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that have begun to be incurred, or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. To date, the Company has not experienced significant changes in estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, no assurance can be made that changes to the estimates will not be made in the future as the Company becomes aware of additional information about the status or conduct of clinical studies and other research activities.

The Company does not own or operate manufacturing facilities for the production of EVK-001, nor does it plan to develop its own manufacturing operations in the foreseeable future. The Company currently depends on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its preclinical research and clinical trials. The Company does not have any current contractual relationships for the manufacture of commercial supplies of EVK-001. If EVK-001 is approved by any regulatory agency, the Company intends to enter into agreements with third-party contract manufacturers for the commercial production at that time. The Company currently utilizes a third-party consultant, which it engages on an as-needed, hourly basis, to manage its manufacturing contractors.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 94,375 and 109,375 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three months ended March 31, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the Company’s employee stock purchase plan. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the weighted-average anti-dilutive securities excluded from the calculation of diluted net loss per share (in common equivalent shares):

	Three Months Ended March 31,
	2014	2013

Convertible preferred stock outstanding	—	2,439,002
Warrants for convertible preferred stock	—	22,000
Warrants for common stock	96,000	—
Common stock options	634,750	123,250
Employee stock purchase plan	1,340	—

	732,090	2,584,252

Recent Accounting Pronouncements

During the quarter ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

3. Debt

In June 2012, the Company entered into a $3 million loan and security agreement collateralized by the Company’s personal property. Interest on advances under the agreement is at a fixed interest rate equal to 4.50%. The loan and security agreement contains only non-financial covenants. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and have a 24-month payback period that commenced in January 2014. The Company was advanced the entire $3 million as of January 2013.

4. Acquisition of Technology

In June 2007, the Company purchased from Questcor Pharmaceuticals, Inc. (“Questcor”) all rights and patents to a development program for the Company’s EVK-001 product candidate for an upfront payment of $650,000, which was expensed as in-process research and development. In May 2014, the Company will pay a milestone payment of $500,000 to Questcor based upon the initiation of the first patient dosing in its Phase 3 clinical trial for EVK-001. In addition to these payments, the Company may be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

•	$1.5 million upon the FDA’s acceptance for review of a new drug application for EVK-001; and

•	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, the Company will be required to pay to Questcor a low single digit royalty on net sales of EVK-001. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

5. Stockholders’ Equity

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the Company’s employee stock purchase plan. The Company measures stock-based compensation expense based on the grant-date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the three months ended March 31, 2014. No options were granted during the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013
Stock Options
Risk free interest rate	1.77%	—
Expected option term	6.0 years	—
Expected volatility of common stock	73.21%	—
Expected dividend yield	0.0%	—

The estimated fair value of each employee stock purchase plan award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the three months ended March 31, 2014. The employee stock purchase plan did not become active until March 2014.

	Three Months Ended March 31,
	2014	2013
Employee Stock Purchase Plan
Risk free interest rate	0.08%	—
Expected option term	6.0 months	—
Expected volatility of common stock	73.21%	—
Expected dividend yield	0.0%	—

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

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended March 31,		Period from January 29, 2007 (Inception) to March 31, 2014
	2014	2013
Research and development	$92,665	$2,501	$186,100
General and administrative	130,645	625	272,887

Total stock-based compensation expense	$223,310	$3,126	$458,987

As of March 31, 2014, there was approximately $2,903,000 of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 1.73 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2014. Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Evoke,” “we,” “us” and “our” refer to Evoke Pharma, Inc.

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

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 patients with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced a Phase 3 clinical trial of EVK-001 in female patients with symptoms associated with acute and recurrent diabetic gastroparesis.

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

Questcor Asset Purchase Agreement

We acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc., or Questcor, in June 2007. We paid to Questcor $650,000 in the form of an upfront payment and will pay a milestone payment of $500,000 in May 2014 based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001. We may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

•	$1.5 million upon the U.S. Food and Drug Administration’s, or FDA’s, acceptance for review of a new drug administration, or NDA, for EVK-001; and

•	$3 million upon the FDA’s approval of EVK-001

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, we will be required to pay to Questcor a low single digit royalty on net sales of EVK-001. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

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

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we currently estimate the costs to complete our Phase 3 clinical trial in women, our companion clinical trial in men and a thorough QT study of EVK-001 will be approximately $15 million. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance and facility costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

There were no significant changes during the three months ended March 31, 2014 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Other Information

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013
Research and development	$1,852,116	$110,981	$1,741,135
General and administrative	$1,070,479	$221,049	$849,430
Total other expense	$32,889	$161,962	$(129,073)

Research and Development Expenses. Research and development expenses were approximately $1,852,000 for the three months ended March 31, 2014, compared to approximately $111,000 for the three months ended March 31, 2013. The increase of approximately $1,741,000 is primarily related to the increase in costs related to preparation for the initiation of our Phase 3 clinical trial for EVK-001, the addition of clinical personnel and other compensation costs, including approximately $93,000 of stock-based compensation expense, and the increase in the allocation of time for our executive team to research and development activities in 2014 compared to the time allocated to raising capital in preparation for our IPO in 2013. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

General and Administrative Expenses. General and administrative expenses were approximately $1,070,000 for the three months ended March 31, 2014, compared to approximately $221,000 for the three months ended March 31, 2013. The increase of approximately $849,000 is primarily related to the addition of general and administrative personnel and other compensation costs, including approximately $131,000 of stock-based compensation expense, and an increase in accounting, legal, insurance and other costs associated with being a public company. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

Other Expense. Other expense was approximately $33,000 for the three months ended March 31, 2014 and related to net interest expense for advances made to us under our outstanding bank loan. Other expense was approximately $162,000 for the three months ended March 31, 2013 and primarily consisted of net interest expense related to our bank loan and to the increase in the fair value of our outstanding warrant liability in effect prior to our IPO.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under our loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under our current loan and security agreement and a prior bank loan. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of March 31, 2014, we had approximately $21.8 million in cash and cash equivalents, working capital of approximately $19.1 million and an accumulated deficit of approximately $25.6 million.

In June 2012, we entered into a $3 million loan and security agreement with Silicon Valley Bank which is collateralized by our personal property. Interest on advances under the agreement is at a fixed interest rate equal to 4.50%. The loan and security agreement contains only non-financial covenants. Advances under the loan and security agreement had an interest-only period through December 31, 2013 and have a 24-month payback period that commenced in January 2014. As of January 2013, we had drawn down the entire $3 million available under the agreement to fund working capital and have no credit available for future borrowings. In connection with the loan and security agreement, we issued a warrant to Silicon Valley Bank which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•	initiate and conduct significant clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial that we commenced in April 2014;

•	maintain, expand and protect our intellectual property portfolio; and

•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient for us to complete our ongoing Phase 3 clinical trial of EVK-001, it will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women, our companion clinical trial in men and a thorough QT study of EVK-001 will be approximately $15 million. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(2,000,617)	$(446,495)
Net cash provided by (used in) financing activities	$(360,576)	$2,000,000
Net increase (decrease) in cash and cash equivalent	$(2,361,193)	$1,553,505

Operating Activities. Net cash used in operating activities was approximately $2,001,000 and $446,000 for the three months ended March 31, 2014 and 2013, respectively. The primary use of cash was to fund our operations.

Financing Activities. Net cash used by financing activities was approximately $361,000 for the three months ended March 31, 2014 compared to net cash provided by financing activities of $2,000,000 for the three months ended March 31, 2013. During the three months ended March 31, 2013 our financing activity consisted of a $2,000,000 advance on our current loan and security agreement to fund working capital requirements prior to completing our IPO. During the three months ended March 31, 2014, we began repaying the principal balance on that loan.

We believe that our existing cash and cash equivalents as of March 31, 2014, together with interest thereon, will be sufficient to meet our anticipated cash requirements until mid-2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the initiation, progress, costs, results of and timing of our clinical development program for EVK-001, including our ongoing Phase 3 clinical trial;

•	the need for, and the progress, costs and results of, any additional clinical trials of EVK-001 we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of EVK-001;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing EVK-001 for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of EVK-001;

•	the extent to which we are required to pay milestone or other payments under our Questcor asset purchase agreement and the timing of such payments;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Off-Balance Sheet Arrangements

Through March 31, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

As of March 31, 2014, there have been no material changes, outside the ordinary course of our business, to the contractual obligations we described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2014, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Business Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, EVK-001

Our business is entirely dependent on the success of a single product candidate, EVK-001, for which we recently initiated a Phase 3 clinical trial in April 2014. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, EVK-001.

We have only one product candidate: EVK-001, a metoclopramide nasal spray to treat female patients with symptoms associated with acute and recurrent diabetic gastroparesis. We are entirely dependent on successful continued development and regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of EVK-001. We will need to successfully enroll and complete our ongoing Phase 3 clinical trial of EVK-001, which we commenced in April 2014, and, if required, raise sufficient funds for the completion of this trial. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the Phase 3 clinical trial;

•	we may not be able to provide acceptable evidence of safety and efficacy for EVK-001;

•	the results of our ongoing clinical trials may not confirm the positive results of earlier clinical trials, particularly because we will utilize a modified patient report outcomes, or PRO, instrument for our current Phase 3 clinical trial compared to our Phase 2b clinical trial;

•	variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trial may not meet the level of statistical or clinical significance required by the FDA, for marketing approval;

•	we may be required to undertake additional clinical trials and other studies of EVK-001 before we can submit an NDA to the FDA or receive approval of the NDA;

•	patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to EVK-001, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

•	if approved, EVK-001 will compete with well-established products already approved for marketing by the FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for EVK-001;

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and

•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements with Silicon Valley Bank and a prior lender. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations until mid-2015, although there can be no assurance in that regard. Since our ongoing Phase 3 clinical trial of EVK-001, which commenced in April 2014, has an approximately 12-month enrollment period, we may need to obtain additional funds to complete this trial as well as finance any additional development requirements requested by the FDA.

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

The requirements that the FDA may impose on clinical trials for EVK-001 are uncertain. We currently plan to conduct one Phase 3 trial in adult female subjects with diabetic gastroparesis, which we believe will be sufficient for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. In April 2014 we commenced a multicenter, randomized, double-blind, placebo-controlled, parallel Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days. Although we believe successful results from this single Phase 3 clinical trial will be sufficient to allow us to submit an NDA for EVK-001, it is possible the FDA will require additional clinical testing before submission or approval of the NDA. In addition, based on discussions with the FDA, we also plan to conduct a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis. If we are unable to comply with the FDA’s requirements, we will not be able to obtain approval for EVK-001 and our business will suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2014 through March 31, 2014, we had no sales of equity securities. During that period we issued 2,705 shares of common stock as a result of a cashless exercise of a warrant.

Use of Proceeds

On September 24, 2013, our registration statement on Form S-1 (File No. 333-188839), which registered an aggregate amount of up to approximately $29 million of our common stock, was declared effective by the SEC for our IPO pursuant to which we sold 2,415,000 shares of common stock at an IPO price of $12.00 per share, including the exercise of the underwriters’ over-allotment option. As a result of the IPO, we received gross proceeds of approximately $29 million, which resulted in net proceeds to us of approximately $25.1 million, after underwriting discounts, commissions and expenses of approximately $2.4 million and $1.5 million of other offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

Through March 31, 2014, approximately $427,000 of the net proceeds has been used to make monthly principal and interest payments on our loan with Silicon Valley Bank and $3.5 million for working capital. Pending use of the net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2013.

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

Evoke Pharma, Inc.

Date: May 13, 2014	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Amended and Restated Bylaws of the Company

4.1(2)	Form of the Company’s Common Stock Certificate

4.2(3)	Investor Rights Agreement dated as of June 1, 2007

4.3(3)	Warrant dated February 7, 2007 issued by the Company to Square 1 Bank

4.4(3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.5(2)	Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

10.1(4)	Third Amendment to Master Services Agreement, dated as of January 29, 2014, between the Company and SynteractHCR, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2014.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.
#	Management contract or compensatory plan or arrangement.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.