Form 10-Q
period 2014-06-30
Evoke Pharma Inc
filed 2014-08-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 6,099,547 shares of Common Stock outstanding.

EVOKE PHARMA, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,045,799	$24,196,691
Prepaid expenses	888,903	234,262

Total current assets	16,934,702	24,430,953
Other assets	88,459	555,505

Total assets	$17,023,161	$24,986,458

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$1,299,561	$284,915
Accrued compensation	537,454	557,399
Current portion of long-term debt	—	1,442,592

Total current liabilities	1,837,015	2,284,906
Deferred rent expense	16,889	6,830
Long-term debt, net of current portion	—	1,511,461

Total liabilities	1,853,904	3,803,197
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares — 6,099,547 at June 30, 2014 and 6,096,752 at December 31, 2013	610	610
Additional paid-in capital	44,362,639	43,874,119
Accumulated deficit	(29,193,992)	(22,691,468)

Total stockholders’ equity	15,169,257	21,183,261

Total liabilities and stockholders’ equity	$17,023,161	$24,986,458

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$2,874,977	$130,846	$4,727,093	$241,827
General and administrative	616,888	72,578	1,687,367	293,627

Total operating expenses	3,491,865	203,424	6,414,460	535,454

Loss from operations	(3,491,865)	(203,424)	(6,414,460)	(535,454)

Other income (expense):
Interest income	3,215	868	7,270	2,221
Interest expense	(58,390)	(40,315)	(95,334)	(79,630)
Change in fair value of warrant liability	—	3,000	—	(121,000)

Total other income (expense)	(55,175)	(36,447)	(88,064)	(198,409)

Net loss and comprehensive loss	$(3,547,040)	$(239,871)	$(6,502,524)	$(733,863)

Net loss per common share, basic and diluted	$(0.59)	$(0.21)	$(1.08)	$(0.65)

Weighted-average shares used to compute basic and diluted net loss per share	6,027,672	1,137,125	6,015,310	1,135,250

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(6,502,524)	$(733,863)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	488,520	6,252
Non-cash interest	48,170	11,630
Change in fair value of warrant liability	—	121,000
Deferred rent expense	10,059	—
Changes in operating assets and liabilities:
Prepaid expenses	(107,133)	(742,613)
Accounts payable and accrued expenses	994,701	461,270

Net cash used in operating activities	(5,068,207)	(876,324)
Financing activities
Proceeds from bank line of credit and loan advances	—	2,000,000
Payments on bank line of credit	(3,000,000)	—
Costs paid in connection with loan origination	(82,685)
Costs paid in connection with initial public offering	—	(189,250)

Net cash provided by (used in) financing activities	(3,082,685)	1,810,750

Net increase (decrease) in cash and cash equivalents	(8,150,892)	934,426
Cash and cash equivalents at beginning of the period	24,196,691	116,013

Cash and cash equivalents at end of the period	$16,045,799	$1,050,439

Supplemental disclosures of cash flow information
Interest paid	$58,790	$60,250

Supplemental disclosures of non-cash financing information
Issuance of Series A Convertible Preferred Stock warrants	—	$49,000

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Evoke Pharma, Inc. (the “Company”) was incorporated in the state of Delaware on January 29, 2007 (inception). The Company is a publicly-held specialty pharmaceutical company focused primarily on the development of drugs to treat gastroenterological disorders and disease.

Since its inception, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. The Company does not anticipate realizing revenues for the foreseeable future. The Company’s activities are subject to significant risks and uncertainties, including funding its operations beyond the completion of its ongoing Phase 3 clinical trial for EVK-001.

In the quarter ended June 30, 2014, the Company early adopted ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. Please refer to Note 2 for further details.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 71,875, 105,625, 83,125 and 107,500 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the Company’s employee stock purchase plan. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the weighted-average anti-dilutive securities excluded from the calculation of diluted net loss per share (in common equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock outstanding	—	2,439,002	—	2,439,002
Warrants for convertible preferred stock	—	22,000	—	22,000
Warrants for common stock	96,000	—	96,000	—
Common stock options	688,750	123,250	688,750	123,250
Employee stock purchase plan	4,021	—	5,362	—

	788,771	2,584,252	790,112	2,584,252

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This guidance removes the definition of a development stage entity from FASB’s accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the guidance eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance becomes effective in the first annual period beginning after December 15, 2014, with an option for early adoption. The Company chose to early adopt this standard during the quarter ended June 30, 2014.

3. Debt

In June 2012, the Company entered into a $3 million loan and security agreement with Silicon Valley Bank, or SVB, collateralized by the Company’s personal property. The agreement also contained non-financial covenants. By January 2013, the Company had been advanced the entire $3 million. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. On May 23, 2014, the Company repaid the outstanding principal and accrued interest of $2.4 million to SVB. With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of the Company’s assets was also terminated.

On May 28, 2014 (the “closing date”), the Company entered into a loan and security agreement (the “credit facility”) with Square 1 Bank (“Square 1”), pursuant to which Square 1 agreed to make term loans available to the Company for general corporate and working capital purposes and for capital expenditures, in a principal amount of up to $4.5 million. The Company did not draw from the credit facility on the closing date, and has not drawn any funds as of the date of this report. The term loans will be funded at the Company’s request prior to November 28, 2015, subject to customary conditions for funding including, among others, that no event of default exists. The Company may not request more than four term loans during the term of the credit facility. The credit facility is secured by substantially all of the Company’s personal property other than its intellectual property.

Each term loan under the credit facility bears interest at either (A) a variable annual rate equal to the greater of (1) 1.75% above Square 1’s most recently announced prime rate, or (2) 5.00%, or (B) a fixed annual rate of 5.50%, such rate to be fixed at the time of the initial borrowing at the Company’s election and shall be applicable to all term loans funded under the credit facility. The Company is required to make interest-only payments through November 28, 2015 on any term loans that it draws. All outstanding term loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by the Company to Square 1 in consecutive monthly installments following November 28, 2015. All term loans under the credit facility mature on November 28, 2017. At the Company’s option, it may prepay the outstanding principal balance of the term loans before November 28, 2017 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of its EVK-001 Phase 3 trial (METO-IN-003). After the Company receives positive results from the Phase 3 trial, if at all (which the Company must achieve on or prior to September 30, 2015), it must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 3.00 to 1.00, or it must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which provide Square 1 with the right to exercise remedies against the Company and the collateral securing the term loans under the credit facility, including foreclosure against the Company’s properties securing the credit facilities, including its cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and a final judgment against the Company in an amount greater than $400,000.

In connection with each funding of the term loans, the Company will issue to Square 1 a warrant to purchase up to the number of shares of the Company’s common stock equal to (A) 3% of the principal amount of the applicable term loan credit extension over (B) the initial exercise price, which shall be the closing price of the common stock on the day of such funding. The warrants will expire ten years from each date of issuance. If a warrant has not been exercised prior to its expiration date, it will deemed to automatically convert by “cashless” conversion. In the event that the Company is acquired, the warrants will be exercisable or deemed automatically converted, which shall be determined based upon whether the Company’s successor assumes the obligations of the warrant.

The Company incurred approximately $83,000 of loan origination costs related to this credit facility. Such costs have been capitalized and are being amortized over the 42 month term of the credit facility.

4. Acquisition of Technology

In June 2007, the Company purchased from Questcor Pharmaceuticals, Inc. (“Questcor”) all rights and patents to a development program for the Company’s EVK-001 product candidate for an upfront payment of $650,000, which was expensed as in-process research and development. In May 2014, the Company paid a milestone payment of $500,000 to Questcor based upon the initiation of the first patient dosing in its Phase 3 clinical trial for EVK-001. In addition to these payments, the Company may be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

•	$1.5 million upon the FDA’s acceptance for review of a new drug application for EVK-001; and

•	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, the Company will be required to pay Questcor a low single digit royalty on net sales of EVK-001. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

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

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2014. No options were granted during the six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common Stock Options
Risk free interest rate	1.66%	—	1.66 - 1.77%	—
Expected option term	5.5 years	—	5.5 - 6.0 years	—
Expected volatility of common stock	71.06%	—	71.06 - 73.21%	—
Expected dividend yield	0.0%	—	0.0%	—

The estimated fair value of each employee stock purchase plan award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the six months ended June 30, 2014. The employee stock purchase plan did not become active until March 2014.

	Three and Six Months Ended June 30,
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

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$104,759	$1,563	$197,424	$4,064
General and administrative	160,451	1,563	291,096	2,188

Total stock-based compensation expense	$265,210	$3,126	$488,520	$6,252

As of June 30, 2014, there was approximately $2.9 million of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 1.78 years.

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

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel-group, dose-ranging Phase 2b clinical trial in 287 patients with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced a Phase 3 clinical trial of EVK-001 in female patients with symptoms associated with acute and recurrent diabetic gastroparesis. This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days. The Phase 3 trial is expected to enroll 200 patients at sites across the United States.

We are also conducting a companion clinical trial with EVK-001 in male patients along with a thorough QT trial. The male companion trial was initiated in May 2014 and is designed similarly to the Phase 3 trial in women. This trial was requested by the U.S. Food and Drug Administration, or FDA, but is not required for submission of a new drug application, or NDA, for women. The thorough QT trial commenced in August 2014 and is required for the NDA submission. Initial results from the thorough QT trial are expected in early 2015.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of convertible preferred stock, borrowings under loan and security agreements and the sale of shares in our initial public offering, or IPO, in September 2013. We have incurred losses in each year since our inception. Substantially all of our operating losses resulted from expenses incurred in connection with advancing EVK-001 through development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Questcor Asset Purchase Agreement

We acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc., or Questcor, in June 2007. We paid to Questcor $650,000 in the form of an upfront payment and paid a milestone payment of $500,000 in May 2014 based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001. We may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

•	$1.5 million upon the FDA’s acceptance for review of an NDA for EVK-001; and

•	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, we will be required to pay Questcor a low single digit royalty on net sales of EVK-001. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

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

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we estimated that the costs to complete our Phase 3 clinical trial in women, our companion clinical trial in men and a thorough QT study of EVK-001 will be approximately $15 million. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

There were no significant changes during the six months ended June 30, 2014 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Research and development expenses	$2,874,977	$130,846	$2,744,131
General and administrative expenses	$616,888	$72,578	$544,310
Other expense	$55,175	$36,447	$18,728

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased by of approximately $2,744,000 primarily due to research and development activities expanding subsequent to our IPO in September 2013. Costs incurred in 2014 include approximately $1,634,000 related to our ongoing clinical trials for EVK-001, $237,000 related to stability testing and preparation for the production of additional EVK-001, the payment of $500,000 to Questcor for achieving a milestone associated with the acquisition of our technology, and approximately $504,000 for wages, taxes and employee insurance, including $105,000 of stock-based compensation expense, as we added clinical personnel subsequent to our IPO and the allocation of time spent by our executive team to research and development activities in 2014 increased compared to the time allocated in 2013 when they were primarily preparing for our IPO.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased by approximately $544,000 primarily due to general and administrative activities expanding subsequent to our IPO. Costs incurred in 2014 primarily included approximately $350,000 for wages, taxes and employee insurance, including $160,000 of stock-based compensation expense, as we added general and administrative personnel subsequent to our IPO, and approximately $184,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the three months ended June 30, 2014 primarily related to $15,000 of net interest expense incurred related to the Silicon Valley Bank loan and the write-off of approximately $38,000 of unamortized debt discount costs upon the repayment of the Silicon Valley Bank loan in May 2014. Other expense for the three months ended June 30, 2013 primarily consisted of net interest expense related to our bank loan and to the decrease in the fair value of our outstanding warrant liability in effect prior to our IPO.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013
Research and development expenses	$4,727,093	$241,827	$4,485,266
General and administrative expenses	$1,687,367	$293,627	$1,393,740
Other expense	$88,064	$198,409	$(110,345)

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 increased by approximately $4,485,000 primarily due to research and development activities expanding subsequent to our IPO. Costs incurred in 2014 include approximately $2,968,000 related to the ongoing clinical trials for EVK-001, $255,000 related to stability testing and preparation for the production of additional EVK-001, the payment of $500,000 to Questcor for achieving a milestone associated with the acquisition of our technology, and approximately $1,004,000 for wages, taxes and employee insurance, including $197,000 of stock-based compensation expense, as we added clinical personnel subsequent to our IPO and the allocation of time spent by our executive team to research and development activities in 2014 increased compared to the time allocated in 2013 when they were primarily preparing for our IPO. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 increased by $1,394,000 primarily due to general and administrative activities expanding subsequent to our IPO. Costs incurred in 2014 primarily included approximately $705,000 for wages, taxes and employee insurance, including $291,000 of stock-based compensation expense, as we added general and administrative personnel subsequent to our IPO, and approximately $825,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

Other Expense. Other expense for the six months ended June 30, 2014 primarily related to $42,000 of net interest expense incurred related to the Silicon Valley Bank loan and the write-off of approximately $38,000 of unamortized debt discount costs upon the repayment of the Silicon Valley Bank loan. Other expense for the six months ended June 30, 2013 primarily consisted of approximately $77,000 of net interest expense related to advances under our bank loan and $121,000 of expenses related to the increase in the fair value of our outstanding warrant liability in effect prior to our IPO.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of June 30, 2014, we had approximately $16.0 million in cash and cash equivalents, working capital of approximately $15.1 million and an accumulated deficit of approximately $29.2 million.

In June 2012, we entered into a $3 million loan and security agreement collateralized by our personal property and containing only non-financial covenants. By January 2013, we had been advanced the entire $3 million to fund working capital. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. In connection with the loan and security agreement, we issued a warrant to Silicon Valley Bank, or SVB, which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share. On May 23, 2014, we repaid the outstanding principal and accrued interest of $2.4 million to SVB. With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of our assets was also terminated.

On May 28, 2014, or the closing date, we entered into a loan and security agreement, or the credit facility, with Square 1 Bank ,or Square 1, pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures, in a principal amount of up to $4.5 million. We did not draw from the credit facility on the closing date, and have not drawn any funds as of the date of this report. The term loans will be funded at our request prior to November 28, 2015, subject to customary conditions for funding including, among others, that no event of default exists. We may not request more than four term loans during the term of the credit facility. The credit facility is secured by substantially all of our personal property other than our intellectual property.

Each term loan under the credit facility bears interest at either (A) a variable annual rate equal to the greater of (1) 1.75% above Square 1’s most recently announced prime rate, or (2) 5.00%, or (B) a fixed annual rate of 5.50%, such rate to be fixed at the time of the initial borrowing at our election and shall be applicable to all term loans funded under the credit facility. We are required to make interest-only payments through November 28, 2015 on any term loans that we draw. All outstanding term loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Square 1 in consecutive monthly installments following November 28, 2015. All term loans under the credit facility mature on November 28, 2017. At our option, we may prepay the outstanding principal balance of the term loans before November 28, 2017 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our ongoing EVK-001 Phase 3 clinical trial. After we receive positive results from the Phase 3 trial, if at all (which we must achieve on or prior to September 30, 2015), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which provide Square 1 with the right to exercise remedies against us and the collateral securing the term loans under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and a final judgment against us in an amount greater than $400,000.

In connection with each funding of the term loans, we will issue to Square 1 a warrant to purchase up to the number of shares of our common stock equal to (A) 3% of the principal amount of the applicable term loan credit extension over (B) the initial exercise price, which shall be the closing price of our common stock on the day of such funding. The warrants will expire ten years from each date of issuance. If a warrant has not been exercised prior to its expiration date, it will deemed to automatically convert by “cashless” conversion. In the event that we are acquired, the warrants will be exercisable or deemed automatically converted, which shall be determined based upon whether our successor assumes the obligations of the warrant.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•	initiate and conduct significant clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014, along with our thorough QT trial which commenced in August 2014;

•	maintain, expand and protect our intellectual property portfolio; and

•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient for us to complete our ongoing Phase 3 clinical trial of EVK-001 in women, the companion trial in men and the thorough QT trial, it will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women, our companion clinical trial in men and a thorough QT study of EVK-001 will be approximately $15 million. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(5,068,207)	$(876,324)
Net cash provided by (used in) financing activities	$(3,082,685)	$1,810,750
Net increase (decrease) in cash and cash equivalent	$(8,150,892)	$934,426

Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the six months ended June 30, 2014, we repaid our outstanding loan balance of $3 million to Silicon Valley Bank and paid approximately $83,000 for origination costs related to our loan and security agreement with Square 1 Bank. During the six months ended June 30, 2013, our financing activity consisted of the receipt of a $2 million advance on our loan and security agreement with Silicon Valley Bank to fund working capital requirements prior to completing our IPO. The advance was offset by approximately $189,000 of costs incurred in connection with our IPO.

We believe that our existing cash and cash equivalents as of June 30, 2014, together with interest thereon, will be sufficient to meet our anticipated cash requirements until mid-2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through June 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

As of June 30, 2014, there have been no material changes, outside the ordinary course of our business, to the contractual obligations we described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December  31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2014, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, EVK-001

Our business is entirely dependent on the success of a single product candidate, EVK-001, for which we initiated a Phase 3 clinical trial in April 2014. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, EVK-001.

We have only one product candidate: EVK-001, a metoclopramide nasal spray to treat female patients with symptoms associated with acute and recurrent diabetic gastroparesis. We are entirely dependent on successful continued development and regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of EVK-001. We will need to successfully enroll and complete our ongoing Phase 3 clinical trial of EVK-001, which we commenced in April 2014, and, if required, raise sufficient funds for the completion of this trial. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the Phase 3 clinical trial;

•	we may not be able to provide acceptable evidence of safety and efficacy for EVK-001;

•	the results of our ongoing clinical trials may not confirm the positive results of earlier clinical trials, particularly because we are utilizing a modified patient report outcomes instrument for our current Phase 3 clinical trial compared to our Phase 2b clinical trial;

•	variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trial may not meet the level of statistical or clinical significance required by the FDA, for marketing approval;

•	we may be required to undertake additional clinical trials and other studies of EVK-001 before we can submit an NDA to the FDA or receive approval of the NDA;

•	patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to EVK-001, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

•	if approved, EVK-001 will compete with well-established products already approved for marketing by the FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for EVK-001;

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and

•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations until mid-2015, although there can be no assurance in that regard. Since our ongoing Phase 3 clinical trial of EVK-001, which commenced in April 2014, has an approximately 12-month enrollment period, we may need to obtain additional funds to complete this trial as well as finance any additional development requirements requested by the FDA.

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

The requirements that the FDA may impose on clinical trials for EVK-001 are uncertain. We currently plan to conduct one Phase 3 trial in adult female subjects with diabetic gastroparesis, which, along with a thorough QT trial, we believe will be sufficient for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. In April 2014, we commenced a multicenter, randomized, double-blind, placebo-controlled, parallel-group Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days. Although we believe successful results from this single Phase 3 clinical trial, along with a thorough QT trial, will be sufficient to allow us to submit an NDA for EVK-001, it is possible the FDA will require additional clinical testing before submission or approval of the NDA. In addition, based on discussions with the FDA, we also are conducting a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis. If we are unable to comply with the FDA’s requirements, we will not be able to obtain approval for EVK-001 and our business will suffer.

The terms of our secured credit facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $4.5 million loan and security agreement with Square 1 Bank, or Square 1, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of the date of this report, we have not drawn down on the credit facility. The credit facility contains affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our Phase 3 trial for EVK-001. After we receive positive results from our Phase 3 trial, if at all (which we must achieve on or prior to September 30, 2015), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions. The credit facility also includes events of default, the occurrence and continuation of which provide Square 1 with the right to exercise remedies against us and the collateral securing the term loans under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and a final judgment against us in an amount greater than $400,000. Square 1 could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2014 through June 30, 2014, we had no sales of equity securities. During that period we issued 2,795 shares of common stock as a result of a cashless exercise of a warrant.

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

Through June 30, 2014, approximately $3.2 million of the net proceeds has been used to make principal and interest payments on our loan with Silicon Valley Bank and $5.9 million for working capital. Pending use of the net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September  25, 2013.

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

Evoke Pharma, Inc.

Date: August 13, 2014	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)	Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering

4.5 (4)	Form of Warrant Agreement to be issued to Square 1 Bank under the Loan and Security Agreement, dated as of May 28, 2014, by and between the Company and Square 1 Bank

10.1 (4)	Loan and Security Agreement, dated as of May 28, 2014, by and between the Company and Square 1 Bank

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2014.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.