Form 10-Q
period 2014-09-30
Evoke Pharma Inc
filed 2014-11-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 6,112,091 shares of Common Stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$12,176,682	$24,196,691
Prepaid expenses	1,131,685	234,262

Total current assets	13,308,367	24,430,953

Other assets	82,553	555,505

Total assets	$13,390,920	$24,986,458

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,049,369	$284,915
Accrued compensation	636,098	557,399
Current portion of long-term debt	—	1,442,592

Total current liabilities	1,685,467	2,284,906

Deferred rent expense	14,714	6,830
Long-term debt, net of current portion	—	1,511,461

Total liabilities	1,700,181	3,803,197

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000;
issued and outstanding shares — 6,112,091 at September 30, 2014
and 6,096,752 at December 31, 2013	611	610
Additional paid-in capital	44,709,474	43,874,119
Accumulated deficit	(33,019,346)	(22,691,468)

Total stockholders' equity	11,690,739	21,183,261

Total liabilities and stockholders' equity	$13,390,920	$24,986,458

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$3,088,373	$78,731	$7,815,466	$320,558
General and administrative	732,800	406,862	2,420,167	700,489

Total operating expenses	3,821,173	485,593	10,235,633	1,021,047

Loss from operations	(3,821,173)	(485,593)	(10,235,633)	(1,021,047)

Other income (expense):
Interest income	1,725	629	8,995	2,850
Interest expense	(5,906)	(39,940)	(101,240)	(119,570)
Change in fair value of warrant liability	—	39,000	—	(82,000)

Total other income (expense)	(4,181)	(311)	(92,245)	(198,720)

Net loss and comprehensive loss	$(3,825,354)	$(485,904)	$(10,327,878)	$(1,219,767)

Net loss per common share, basic and diluted	$(0.63)	$(0.41)	$(1.71)	$(1.06)

Weighted-average shares used to compute basic
and diluted net loss per share	6,054,250	1,190,212	6,028,309	1,153,751

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Operating activities
Net loss	$(10,327,878)	$(1,219,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	792,481	13,881
Non-cash interest	54,076	17,446
Change in fair value of warrant liability	—	82,000
Deferred rent expense	7,884	—
Changes in operating assets and liabilities:
Prepaid expenses	(349,915)	—
Accounts payable and accrued expenses	843,153	(44,562)

Net cash used in operating activities	(8,980,199)	(1,151,002)

Financing activities
Proceeds from bank line of credit and loan advances	—	2,000,000
Payments on bank line of credit	(3,000,000)	—
Costs paid in connection with loan origination	(82,685)
Proceeds from issuance of common stock	42,875	25,200,000
Costs paid in connection with initial public offering	—	(2,426,958)

Net cash provided by (used in) financing activities	(3,039,810)	24,773,042

Net increase (decrease) in cash and cash equivalents	(12,020,009)	23,622,040
Cash and cash equivalents at beginning of the period	24,196,691	116,013

Cash and cash equivalents at end of the period	$12,176,682	$23,738,053

Supplemental disclosures of cash flow information
Interest paid	$58,790	$94,750

Supplemental disclosures of non-cash financing information
Issuance of Series A Convertible Preferred Stock warrants	—	$49,000

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, and costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices. The Company expenses costs relating to the purchase and production of pre-approval product inventories as research and development expense in the period incurred until U.S. Food and Drug Administration (“FDA”) approval is received.

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

The Company does not own or operate manufacturing facilities for the production of EVK-001, nor does it plan to develop its own manufacturing operations in the foreseeable future. The Company currently depends on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its pre-clinical research and clinical trials. The Company does not have any current contractual relationships for the manufacture of commercial supplies of EVK-001. If EVK-001 is approved by any regulatory agency, the Company intends to enter into agreements with third-party contract manufacturers for the commercial production at that time. The Company currently utilizes a third-party consultant, which it engages on an as-needed, hourly basis, to manage its manufacturing contractors.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 49,375, 71,875, 101,875, and 105,625 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the Company’s employee stock purchase plan. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2014	2013
Warrants to purchase common stock	96,000	106,000
Common stock options	683,500	231,250
Employee stock purchase plan	3,161	—
	782,661	337,250

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”), issued an Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This guidance removes the definition of a development stage entity from FASB’s accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the guidance eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance becomes effective in the first annual period beginning after December 15, 2014, with an option for early adoption. The Company chose to early adopt this standard during the quarter ended June 30, 2014.

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern.  The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period.  The amendment also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern.  The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016.  The new guidance will not have an impact on the Company’s financial position, results of operations or cash flows.

3. Debt

In June 2012, the Company entered into a $3 million loan and security agreement with Silicon Valley Bank (“SVB”), collateralized by the Company’s personal property. The agreement also contained non-financial covenants. By January 2013, the Company had been advanced the entire $3 million. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. On May 23, 2014, the Company repaid the outstanding principal and accrued interest of approximately $2.4 million to SVB. With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of the Company’s assets was also terminated.

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

In connection with each funding of the term loans, the Company will issue to Square 1 a warrant to purchase up to the number of shares of the Company’s common stock equal to (A) 3% of the principal amount of the applicable term loan credit extension over (B) the initial exercise price, which shall be the closing price of the common stock on the day of such funding. The warrants will expire ten years from each date of issuance. If a warrant has not been exercised prior to its expiration date, it will be deemed to automatically convert by “cashless” conversion. In the event that the Company is acquired, the warrants will be exercisable or deemed automatically converted, which shall be determined based upon whether the Company’s successor assumes the obligations of the warrant.

The Company incurred approximately $83,000 of loan origination costs related to this credit facility. Such costs have been capitalized and are being amortized over the 42 month term of the credit facility.

4. Acquisition of Technology

In June 2007, the Company purchased from Questcor Pharmaceuticals, Inc. (“Questcor”) all rights and patents to a development program for the Company’s EVK-001 product candidate for an upfront payment of $650,000, which was expensed as in-process research and development. In May 2014, the Company paid a milestone payment of $500,000 to Questcor based upon the initiation of the first patient dosing in its Phase 3 clinical trial for EVK-001. In August 2014, Mallinckrodt plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments made to Questcor, the Company may be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

—	$1.5 million upon the FDA’s acceptance for review of a new drug application for EVK-001; and
—	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, the Company will be required to pay Mallinckrodt a low single digit royalty on net sales of EVK-001. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

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

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Common Stock Options
Risk free interest rate	—	1.75%	1.66-1.77%	1.75%
Expected option term	—	6 years	5.5-6.0 years	6 years
Expected volatility of common stock	—	70.8%	71.06-73.21%	70.8%
Expected dividend yield	—	0.00%	0.00%	0.00%

The estimated fair value of each employee stock purchase plan award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for the employee stock purchase plan during the three and nine months ended September 30, 2014. The employee stock purchase plan did not become active until March 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan
Risk free interest rate	0.05%	—	0.05-0.08%	—
Expected option term	6 months	—	6 months	—
Expected volatility of common stock	69.32%	—	69.32-73.21%	—
Expected dividend yield	0.00%	—	0.00%	—

The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$105,145	$313	302,569	$4,377
General and administrative	198,816	7,316	489,912	9,504
Total stock-based compensation expense	$303,961	$7,629	792,481	$13,881

As of September 30, 2014, there was approximately $2.6 million of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 1.4 years.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel-group, dose-ranging Phase 2b clinical trial in 287 patients with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced a Phase 3 clinical trial of EVK-001 in female patients with symptoms associated with acute and recurrent diabetic gastroparesis. This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days. The Phase 3 trial is expected to enroll 200 patients at sites across the United States. We will need to successfully complete this trial, as well as a thorough ECG (QT) study, which is an evaluation of cardiac safety, before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001.  We commenced the thorough ECG (QT) study in August 2014 and completed enrollment in September 2014.  We expect to provide top-line data from the ECG (QT) study by the end of 2014.

We are also conducting a companion clinical trial with EVK-001 in male patients with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of EVK-001 in men. The male companion trial was initiated in May 2014 and is designed similarly to the Phase 3 trial in women. This trial was requested by the FDA, but is not required for submission of the EVK-001 NDA for women; however, we expect to include safety data from this trial in the NDA submission.

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

Questcor Asset Purchase Agreement

We acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc., or Questcor, in June 2007. We paid to Questcor $650,000 in the form of an upfront payment and paid a milestone payment of $500,000 in May 2014 based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001. In August 2014, Mallinckrodt plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments we made to Questcor, we may also be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

•	$1.5 million upon the FDA’s acceptance for review of an NDA for EVK-001; and
•	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, we will be required to pay Mallinckrodt a low single digit royalty on net sales of EVK-001. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•	clinical trial and regulatory-related costs;
•	expenses incurred under agreements with contract research organizations, or CRO, investigative sites and consultants that conduct our clinical trials;
•	manufacturing and stability testing costs and related supplies and materials; and
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we estimated that the costs to complete our Phase 3 clinical trial in women, our companion clinical trial in men and a thorough ECG (QT) study of EVK-001 will be approximately $15 million, of which, through September 30, 2014, $6.1 million have been incurred related to those clinical activities. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company. We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and money market funds for cash and cash equivalents, interest expense incurred on our outstanding debt and changes in the fair value of our warrant liability.

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

There were no significant changes during the nine months ended September 30, 2014 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Increase/
	2014	2013	(Decrease)

Research and development expenses	$3,088,373	$78,731	$3,009,642
General and administrative expenses	$732,800	$406,862	$325,938
Other expense	$4,181	$311	$3,870

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased by approximately $3,010,000 primarily due to research and development activities expanding subsequent to our IPO in September 2013. Costs incurred in 2014 include approximately $2,583,000 related to our ongoing clinical trials for EVK-001, $56,000 related to stability testing and preparation for the production of additional EVK-001 and approximately $441,000 for wages, taxes and employee insurance, including $105,000 of stock-based compensation expense, as we added clinical personnel subsequent to our IPO and the allocation of time spent by our executive team to research and development activities in 2014 increased compared to the time allocated in 2013 when they were primarily preparing for our IPO.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased by approximately $326,000 primarily due to general and administrative activities expanding subsequent to our IPO. Costs incurred in 2014 primarily included approximately $392,000 for wages, taxes and employee insurance, including $199,000 of stock-based compensation expense, as we added general and administrative personnel subsequent to our IPO, and approximately $277,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the three months ended September 30, 2014 primarily related to net interest expense incurred associated with the amortization of issuance costs for the Square 1 Bank loan. Other expense for the three months ended September 30, 2013 primarily consisted of net interest expense related to our Silicon Valley Bank loan and to the decrease in the fair value of our outstanding warrant liability in effect prior to our IPO.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,		Increase/
	2014	2013	(Decrease)

Research and development expenses	$7,815,466	$320,558	$7,494,908
General and administrative expenses	$2,420,167	$700,489	$1,719,678
Other expense	$92,245	$198,720	$(106,475)

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 increased by approximately $7,495,000 primarily due to research and development activities expanding subsequent to our IPO. Costs incurred in 2014 include approximately $5,551,000 related to the ongoing clinical trials for EVK-001, $311,000 related to stability testing and preparation for the production of additional EVK-001, the payment of $500,000 to Questcor for achieving a milestone associated with the acquisition of our technology, and approximately $1,445,000 for wages, taxes and employee insurance, including $303,000 of stock-based compensation expense, as we added clinical personnel subsequent to our IPO and the allocation of time spent by our executive team to research and development activities in 2014 increased compared to the time allocated in 2013 when they were primarily preparing for our IPO. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 increased by $1,720,000 primarily due to general and administrative activities expanding subsequent to our IPO. Costs incurred in 2014 primarily included approximately $1,097,000 for wages, taxes and employee insurance, including $490,000 of stock-based compensation expense, as we added general and administrative personnel subsequent to our IPO, and approximately $1,102,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

Other Expense. Other expense for the nine months ended September 30, 2014 primarily related to $46,000 of net interest expense incurred related to our bank loans and the write-off of approximately $46,000 of unamortized debt discount costs upon the repayment of the Silicon Valley Bank loan. Other expense for the nine months ended September 30, 2013 primarily consisted of approximately $117,000 of net interest expense related to advances under our bank loan and $82,000 of expenses related to the increase in the fair value of our outstanding warrant liability in effect prior to our IPO.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of September 30, 2014, we had approximately $12.2 million in cash and cash equivalents, working capital of approximately $11.6 million and an accumulated deficit of approximately $33.0 million.

In June 2012, we entered into a $3 million loan and security agreement collateralized by our personal property and containing only non-financial covenants. By January 2013, we had been advanced the entire $3 million to fund working capital. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. In connection with the loan and security agreement, we issued a warrant to Silicon Valley Bank, or SVB, which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share. On May 23, 2014, we repaid the outstanding principal and accrued interest of approximately $2.4 million to SVB. With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of our assets was also terminated.

On May 28, 2014, or the closing date, we entered into a loan and security agreement, or credit facility, with Square 1 Bank, or Square 1, pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures, in a principal amount of up to $4.5 million. We did not draw from the credit facility on the closing date, and have not drawn any funds as of the date of this report. The term loans will be funded at our request prior to November 28, 2015, subject to customary conditions for funding including, among others, that no event of default exists. We may not request more than four term loans during the term of the credit facility. The credit facility is secured by substantially all of our personal property other than our intellectual property.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•

conduct significant clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014, along with our thorough ECG (QT) trial which commenced in August 2014;

•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient for us to complete our ongoing Phase 3 clinical trial of EVK-001 in women, the companion trial in men and the thorough ECG (QT) trial, it will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women, our companion clinical trial in men and a thorough ECG (QT) study of EVK-001 will be approximately $15 million, of which, through September 30, 2014, $6.1 million have been incurred related to those clinical activities. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(8,980,199)	$(1,151,002)
Net cash provided by (used in) financing activities	$(3,039,810)	$24,773,042
Net increase (decrease) in cash and cash equivalent	$(12,020,009)	$23,622,040

Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the nine months ended September 30, 2014, we repaid our outstanding loan balance of $3 million to SVB and paid approximately $83,000 for origination costs related to our loan and security agreement with Square 1. During the nine months ended September 30, 2013, our financing activity consisted of the receipt of a $2 million advance on our loan and security agreement with Silicon Valley Bank to fund working capital requirements and the net proceeds of approximately $22.8 million from our IPO. Approximately $1.1 million of additional IPO costs incurred in the nine months ended September 30, 2013 were paid in October 2013.

We believe that our existing cash and cash equivalents as of September 30, 2014, together with interest thereon, will be sufficient to meet our anticipated cash requirements until mid-2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the initiation, progress, costs, results of and timing of our clinical development program for EVK-001, including our ongoing Phase 3 clinical trial;
•

the need for, and the progress, costs and results of, any additional clinical trials of EVK-001 we may initiate based on the results of our ongoing clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of EVK-001;

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

•	the timing and costs associated with establishing sales and marketing capabilities;
•	market acceptance of EVK-001;
•	the extent to which we are required to pay milestone or other payments under our Mallinckrodt asset purchase agreement and the timing of such payments;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Off-Balance Sheet Arrangements

Through September 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

As of September 30, 2014, there have been no material changes, outside the ordinary course of our business, to the contractual obligations we described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2014, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our Phase 3 clinical trial and any other clinical requirements for EVK-001;
•	the timing of regulatory approval, if granted, of EVK-001 or any other product candidates;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with EVK-001;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for EVK-001;
•	the costs associated with any other product candidates that we may develop, in-license or acquire;
•	the effect of competing technological and market developments; and
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

The FDA may impose requirements on our clinical trials that are difficult to comply with, which could harm our business.

The requirements that the FDA may impose on clinical trials for EVK-001 are uncertain. We currently plan to conduct one Phase 3 trial in adult female subjects with diabetic gastroparesis, which, along with a thorough ECG (QT) trial, we believe will be sufficient for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. In April 2014, we commenced a multicenter, randomized, double-blind, placebo-controlled, parallel-group Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days. Although we believe successful results from this single Phase 3 clinical trial, along with a thorough ECG (QT) trial, will be sufficient to allow us to submit an NDA for EVK-001, it is possible the FDA will require additional clinical testing before submission or approval of the NDA. In addition, based on discussions with the FDA, we also are conducting a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis. If we are unable to comply with the FDA’s requirements, we will not be able to obtain approval for EVK-001 and our business will suffer.

The terms of our secured credit facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $4.5 million loan and security agreement with Square 1 that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of the date of this report, we have not drawn down on the credit facility. The credit facility contains affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our Phase 3 trial for EVK-001. After we receive positive results from our Phase 3 trial, if at all (which we must achieve on or prior to September 30, 2015), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions. The credit facility also includes events of default, the occurrence and continuation of which provide Square 1 with the right to exercise remedies against us and the collateral securing the term loans under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and a final judgment against us in an amount greater than $400,000. Square 1 could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Financial Position and Need for Capital

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

We will require substantial future capital in order to complete the remaining clinical development for EVK-001 and to potentially commercialize this product candidate. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the progress, costs, results of and timing of our clinical development program for EVK-001, including our ongoing Phase 3 clinical trial;

•

the need for, and the progress, costs and results of, any additional clinical trials of EVK-001 we may initiate based on the results of our planned and ongoing clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of EVK-001;

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

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of EVK-001;

•	the extent to which we are required to pay milestone or other payments under our Mallinckrodt asset purchase agreement and the timing of such payments;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

We may seek additional funding through collaboration agreements and public or private financings. For example, in November 2014 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The Nasdaq Capital Market under our shelf registration statement on Form S-3 filed on November 13, 2014, following such time as the registration statement is declared effective by the SEC, by means of ordinary brokers’ transactions at market prices. However, there can be no assurance that MLV will be successful in consummating such sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, will be limited to an aggregate of one-third of our public float. As of November 11, 2014, our public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of our common stock of $6.86 on such date. The value of one-third of our public float calculated on the same basis was $6.6 million. In addition, we will not be able to make sales of our common stock pursuant to the Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to MLV under the sales agreement. In addition, MLV is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline and dilute the holdings of our existing stockholders.

If we are unable to obtain funding on a timely basis, if required, we will be unable to complete the ongoing Phase 3 clinical trial for EVK-001 and may be required to significantly curtail all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidate or some of our technologies or otherwise agree to terms unfavorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2014 through September 30, 2014 we issued 2,795 shares of common stock as a result of a cashless exercise of a warrant, 5,250 shares of common stock through the exercise of a stock option and 7,294 shares of common stock through our employee stock purchase plan.

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

Through September 30, 2014, approximately $3.2 million of the net proceeds has been used to make principal and interest payments on our loan with Silicon Valley Bank and $9.7 million for working capital. Pending use of the net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

We have filed a shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective. Under the rules and regulations of the SEC, upon its effectiveness, we can use the shelf registration statement to obtain additional financings from time to time, subject to the SEC’s rules and regulations relating to eligibility to use Form S-3. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements will be limited to an aggregate of one-third of our public float. As of November 11, 2014, our public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of our common stock of $6.86 on such date. The value of one-third of our public float calculated on the same basis was $6.6 million.

On November 13, 2014, we entered into the Sales Agreement MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on The Nasdaq Capital Market, or the Exchange, under our registration statement on Form S-3 filed on November 13, 2014 by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through MLV, on the Exchange or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the Sales Agreement, MLV may not engage in any proprietary trading or trading as principal for MLV’s own account. MLV will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We will pay a commission rate equal to up to 3% of the gross sales price per share sold. We have also agreed to provide MLV with customary indemnification and contribution rights.

The Sales Agreement will automatically terminate upon the sale of an aggregate of $6.6 million of shares of our common stock pursuant to the Sales Agreement. In addition, the Sales Agreement may be terminated by us or MLV at any time upon ten days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which is filed as Exhibit 1.2 to our registration statement on Form S-3 filed on November 13, 2014 with the SEC and is incorporated herein by reference.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evoke Pharma, Inc.
Date: November 13, 2014	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2014	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Amended and Restated Bylaws of the Company
4.1(2)	Form of the Company’s Common Stock Certificate
4.2(3)	Investor Rights Agreement dated as of June 1, 2007
4.3(3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank
4.4(2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering

4.5(4)	Form of Warrant Agreement to be issued to Square 1 Bank under the Loan and Security Agreement, dated as of May 28, 2014, by and between the Company and Square 1 Bank
10.1(5)	At Market Issuance Sales Agreement, dated as of November 13, 2014, by and between the Company and MLV & Co. LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2014.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on November 13, 2014.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.