Form 10-K
period 2014-12-31
Evoke Pharma Inc
filed 2015-03-04
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of February 23, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16,009,719, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market of $5.44 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 23, 2015 was 6,137,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for EVK-001, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs or classes of drugs are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources

We use our registered trademark, EVOKE PHARMA, in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 patients with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced a Phase 3 clinical trial of EVK-001 in female patients with symptoms associated with acute and recurrent diabetic gastroparesis. This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days.  The Phase 3 trial is expected to enroll 200 patients at sites across the United States. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the second half of 2015.  We will need to successfully complete this trial before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001.

We reported in December 2014 that data from an electrocardiogram, or ECG, study that assessed the potential of EVK-001 to increase the cardiac QT and corrected QT, or QTc, interval across a range of plasma concentrations met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.  The QT interval represents the amount of time the heart’s electrical system takes to repolarize, or recharge, after each beat, and the QTc interval represents the QT interval corrected for differences in heart rate. Prolongation of the QT interval may increase the risk for cardiac arrhythmias.  A thorough ECG (QT) study is a specialized clinical trial designed to assess whether an investigational medication has the potential to prolong the QT interval.

We are also conducting a companion clinical trial with EVK-001 in male patients with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of EVK-001 in men.  The male companion trial was initiated in May 2014 and is designed similarly to the Phase 3 trial in women.  This trial was requested by the FDA, but is not required for submission of the EVK-001 NDA for women; however, we expect to include safety data from this trial in our NDA submission.

Business Strategy

Our objective is to develop and bring to market products to treat acute and chronic GI motility disorders that are not satisfactorily treated with current therapies and that represent significant market opportunities. Our business strategy is to:

●

Continue development and pursue regulatory approval for EVK-001. We are currently conducting a Phase 3 trial of EVK-001 in female patients suffering from diabetic gastroparesis, which if successful, will allow us to file an NDA with the FDA.

●

Seek partnerships to accelerate and maximize the potential for EVK-001. As we continue to generate data on EVK-001, we are seeking partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of EVK-001.

●

Explore building in-house capabilities to potentially commercialize EVK-001 in the United States. As EVK-001 progresses through its Phase 3 clinical program, in addition to partnering opportunities, we are evaluating the development of our own specialty sales force and marketing capabilities to allow us to directly market EVK-001 in the United States, if approved by the FDA.

●	Explore regulatory approval of EVK-001 outside the United States. We will initially seek approval of EVK-001 in the United States and then will evaluate the market opportunity in other countries.
●

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

100
50
0
Liquids or Solids in Stomach (% of total consumed)
0
1
2
3
4
Hours
Emptying of
solids in diabetic
gastroparesis
Normal
emptying of
nutrient liquids
or homogenized
solids
Normal
emptying
of solids
Normal
emptying
of liquids

Camilleri M. New England Journal of Medicine 2007

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

In gastroparesis, the stomach does not perform these functions normally, causing characteristic symptoms that include nausea, vomiting, early satiety, bloating and abdominal pain. As a result of these symptoms, patients may limit their food and liquid intake leading to poor nutrition and dehydration with the patient ultimately requiring hospitalization. If left untreated or not adequately treated, gastroparesis causes significant acute and chronic medical problems, including additional diabetic complications resulting from poor glucose control.

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

A study of patients in clinics at the University of Pittsburgh Medical Center between January 2004 and December 2008, published in the Journal of Gastroenterology and Hepatology, showed that patients with diabetic or post-surgical gastroparesis had significantly more emergency room visits than other gastroparesis groups. The study reinforced the view that gastroparesis constitutes a significant burden for patients and the healthcare system, with more than one-third of patients requiring hospitalization. The number of emergency room visits and annual days of inpatient treatment were comparable to patients with Crohn’s disease. The study indicated that patients received an average of 6.7 prescriptions on admission. Eighty percent of the patients identified in the University of Pittsburgh study were women.

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

The most common identified cause of gastroparesis is diabetes mellitus. The underlying mechanism of diabetic gastroparesis is unknown, though it is thought to be related in part to neuropathic changes in the vagus nerve and/or the myenteric plexus. Prolonged elevated serum glucose levels are also associated with vagus nerve damage. The vagus nerve controls the movement of food through the digestive tract and when it is damaged, movement of food through the GI tract is delayed. The prevalence of diabetes in the United States is rapidly rising, with the Centers for Disease Control estimating that one in ten adults currently suffer from the disease. Sedentary lifestyles, poor dietary habits and a consequent rising prevalence of obesity are expected to cause this number to grow substantially.

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

Prevalence

In 2012, the American Diabetes Association estimated that diabetes affects approximately 29.1 million people of all ages in the United States, equating to about 9.3% of the U.S. population. Based on prevalence data, the potential gastroparesis patient pool in the United States is approximately 12 to 16 million adults with women making up 82% of this population, according to a 2007 study published in Current Gastroenterology Reports. There are 2.3 million diabetic patients with moderate or severe gastroparesis symptoms who are seeking treatment in the United States by a health care professional, according to a study presented at the Digestive Disease Week 2013 conference in Orlando, Florida. When patients do receive treatment for gastroparesis, multiple medications are frequently used to address the individual symptoms of gastroparesis. For example, patients may receive anti-emetics for nausea and vomiting and opioids for abdominal pain, which can exacerbate delayed gastric emptying in patients with gastroparesis.

Unmet Needs in Gastroparesis Treatment

Market research and physician interviews demonstrate that existing treatment options for diabetic gastroparesis are inadequate and there is a high level of interest in effective outpatient options for managing patients with gastroparesis symptoms. The market is currently served by oral and intravenous metoclopramide, and the oral disintegrating tablet, or ODT, formulation of metoclopramide (Metozolv® ODT), with approximately 5 million prescriptions in the United States per year, according to IMS Health. Due to the limited availability of FDA-approved treatments for gastroparesis, physicians resort to using medications “off-label” in an attempt to address individual symptoms experienced by patients. Off-label therapies are pharmaceuticals prescribed by physicians for an unapproved indication or in an unapproved age group, unapproved dose or unapproved form of administration. Examples of drugs used without FDA approval in gastroparesis include erythromycin and Botox® injected via endoscopic procedure directly into the lower gastric sphincter. Previously-approved drugs, such as cisapride and tegaserod, are no longer commercially available in the United States because of safety concerns. Domperidone has never been approved by the FDA but is obtained through certain compounding pharmacies for individual patients under special FDA usage rules.

EVK-001 is a non-oral, promotility and anti-emetic treatment that we believe has the potential to significantly improve the standard of care for female gastroparesis patients. If metoclopramide nasal spray is approved for diabetic gastroparesis in women, patients and physicians will have access to an outpatient therapy that could be administered and absorbed even when patients are experiencing delayed gastric emptying or nausea and vomiting.

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

We are developing the intranasal formulation of metoclopramide to provide our targeted patients with acute or recurrent symptoms of diabetic gastroparesis with a product that can be systemically delivered as an alternative to the oral or intravenous routes of administration. Intranasal delivery is possible because the mucosa of the nasal cavity is a single epithelial cell layer which is well vascularized and allows metoclopramide molecules to be transferred directly to the systemic circulation. There is no first pass liver metabolism required prior to onset of action. Since gastroparesis is a disease that halts or slows the movement of the contents of the stomach to the small intestine, oral drug administration is often compromised. Unlike the oral tablet formulation of metoclopramide, we believe that EVK-001 may be tolerated even when patients are experiencing nausea and vomiting. The intranasal formulation may also provide a predictable and consistent means of delivering metoclopramide in patients with delayed gastric emptying and/or frequent vomiting.

A nasal spray formulation of metoclopramide could offer an alternative route of administration for female patients with severe symptoms of diabetic gastroparesis receiving the parenteral formulation of metoclopramide. Following hospitalization for intravenous metoclopramide, a nasal spray formulation would also provide a non-oral option for the transition to an outpatient treatment.

Phase 2b Clinical Trial

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 subjects (71% female) with diabetic gastroparesis. Subjects in the trial were between the ages of 18 and 75, with a history of diabetes (type I and type II) and diabetic gastroparesis, who had a baseline modified Gastroparesis Cardinal Symptom Index Daily Diary, or mGCSI-DD, of > 2 and < 4 for the seven days prior to randomization on the drug or placebo.

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

We believe this Phase 2b trial is the largest ever conducted in a diabetic gastroparesis population for any approved metoclopramide dosage forms (oral tablet, orally disintegrating tablet and intravenous). Previous metoclopramide studies enrolled small numbers of subjects and did not evaluate gender. For example, fewer than 150 subjects were enrolled across all studies included in the NDA for Reglan, a branded form of metoclopramide marketed in the United States by Ani Pharmaceuticals. The results of the Phase 2b trial are consistent with what is known about gender effects in other GI motility disorders. GI motility and functional GI disorders, including gastroparesis, are more common in females than in males. Also, healthy females generally have slower gastric emptying rates. In a study conducted at Temple University (Parkman, et al), gastric emptying of solid food in normal young women was shown to be slower than in age-matched men, even in the first 10 days of the menstrual cycle when estrogen and progesterone levels are low, and the delay in gastric emptying of solids in women appears to be primarily due to altered distal gastric motor function. One explanation may be that less vigorous antral contractions may contribute to slower breakdown of food particles and thus delay the rate of emptying.

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

Phase 2b Efficacy Results

Two patient reported outcome endpoints (mGCSI-DD and GCSI-DD) were examined in the intention-to-treat population based the protocol design and FDA communications:

●	The primary efficacy endpoint was the change from seven-day baseline to Week 4 of the treatment period in the mGCSI-DD total score (mean of four symptoms).
●	The second efficacy endpoint analyzed was the change from seven-day baseline to Week 4 of the treatment period in the GCSI-DD total score (mean of three subset means with a total of nine symptoms).

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

EVK-001 Phase 2b Clinical Trial

Gastroparesis Study Endpoint Points P -Value Summary

(EVK-001 vs. Placebo: Change from Baseline to Week 4)

	EVK-001 10 mg p -values	EVK-001 14 mg p -values
mGCSI-DD Total Score (per FDA guidance) (1)
All Subjects	0.1504	0.3005
Females	0.0247	0.0215
Males	0.4497	0.2174
GCSI-DD Total Score (per trial protocol) (2)
All Subjects	0.2277	0.5266
Females	0.0485	0.0437
Males	0.4054	0.0972

P -values for pairwise comparisons are obtained from an analysis of covariance, or ANCOVA, model with effects for treatment group and Baseline value as a covariate.

(1)

The mGCSI-DD was comprised of four symptoms collected on a severity rating scale of 0 to 5. Baseline was seven days prior to treatment or qualifying days during washout and Week 4 was days 21 to 27 of treatment.

(2)

The GCSI-DD was comprised of nine symptoms collected on a severity rating scale of 0 to 5. Baseline was seven days prior to treatment or qualifying days during washout and Week 4 was days 21 to 27 of treatment.

The table below summarizes the key data from the trial across all subjects and for female and male patients separately:

EVK-001 Phase 2b Clinical Trial

Primary Endpoint: Mean mGCSI-DD Total Score Change

from Baseline to Week 4 by All Subjects and Gender

(intent-to-treat, last observation carried forward on treatment)

Time Point	Placebo (N=95)	Metoclopramide 10 mg IN (N=96)	Metoclopramide 14 mg IN (N=96)
ALL SUBJECTS
Baseline (1)
N	95	96	96
Mean (SD)	2.8 (0.57)	2.9 (0.60)	2.8 (0.62)
Week 4
N	95	96	96
Mean (SD)	1.8 (1.00)	1.6 (1.06)	1.7 (0.90)
Change from Baseline to Week 4
N	95	96	96
Mean (SD)	- 1.0 (0.89)	-1.2 (1.18)	-1.2 (0.94)
Difference of Least Square Means (95% CI)		-0.20 (-0.47, 0.07)	-0.14 (-0.42, 0.13)
Pairwise p -value vs. Placebo (2)		0.1504	0.3005
Difference of Least Square Means (95% CI)			0.06(-0.22, 0.33)
Pairwise p -value vs. Metoclopramide 10 mg (2)			0.6830
FEMALES
Baseline (1)
N	68	65	70
Mean (SD)	2.7 (0.54)	2.9 (0.62)	2.9 (0.62)
Week 4
N	68	65	70
Mean (SD)	1.9 (1.02)	1.6 (1.08)	1.7(0.94)
Change from Baseline to Week 4
N	68	65	70
Mean (SD)	- 0.8 (0.79)	-1.2 (1.18)	-1.3(0.98)
Difference of Least Square Means (95% CI)		-0.38 (-0.71, -0.05)	-0.38 (-0.71, -0.06)
Pairwise p -value vs. Placebo (2)		0.0247	0.0215
Difference of Least Square Means (95% CI)			-0.00 (-0.33, 0.32)
Pairwise p -value vs. Metoclopramide 10 mg (2)			0.9864
MALES
Baseline (1)
N	27	31	26
Mean (SD)	2.9 (0.63)	2.8(0.54)	2.5 (0.56)
Week 4
N	27	31	26
Mean (SD)	1.4 (0.84)	1.6(1.05)	1.7 (0.79)
Change from Baseline to Week 4
N	27	31	26
Mean (SD)	- 1.4 (0.98)	-1.2 (1.21)	-0.9 (0.78)
Difference of Least Square Means (95% CI)		0.18 (-0.30, 0.66)	0.32 (-0.19, 0.83)
Pairwise p -value vs. Placebo (2)		0.4497	0.2174
Difference of Least Square Means (95% CI)			0.14 (-0.35, 0.63)
Pairwise p -value vs. Metoclopramide 10 mg (2)			0.5805

(1)	Baseline is defined as the mean mGCSI-DD total score during the washout period
(2)	p -values for pairwise comparisons are obtained from an ANCOVA model with effects for treatment group and baseline value as a covariate

Phase 2b Safety Observations

In the Phase 2b clinical trial, EVK-001 10 mg and 14 mg doses were well-tolerated and no differences in the safety profiles were observed between the two doses administered. No serious adverse events occurred related to study treatment. In addition, there were no clinically-meaningful differences observed in clinical laboratory parameters, physical examination findings, or electrocardiogram recordings. Adverse events that occurred more commonly in both EVK-001 10 mg and 14 mg doses compared to placebo (≥ 2% difference between treated compared to placebo groups) were dysgeusia, headache, nasal discomfort, rhinorrhea, throat irritation, fatigue, hypoglycemia and hyperglycemia. The majority of adverse events were mild to moderate and transient in nature.

Treatment-Emergent Adverse Events Reported by More than Two Subjects in Any Treatment Group

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

EVK-001 Phase 1 Clinical Trial

Mean Plasma Concentrations of Metoclopramide

(15 minute intervals 0-2h)

Thorough ECG (QT) Study

We conducted a randomized, double-blind, double-dummy, four-way crossover thorough ECG (QT) study of EVK-001 in 2014.  The study was designed in accordance with the FDA’s published guidance on clinical evaluation of QT/QTc interval, and compared the effects of EVK-001 on the QT/QTc interval when administered at therapeutic and supratherapeutic doses in 48 healthy female and male volunteers. Moxifloxacin, an antibiotic known to prolong the QT/QTc interval, was used as the positive control. In December 2014 we reported that data from the study met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.  The study was conducted to satisfy a safety requirement by the FDA in support of our submission of an NDA for EVK‑001.

Prior Development

From 1985 to present, we, or our predecessors, have conducted 24 clinical studies to evaluate the safety and pharmacokinetic profile of nasal spray formulations of metoclopramide in healthy volunteers and the safety, efficacy, pharmacokinetic and pharmacodynamic profile of metoclopramide nasal spray in patients. A total of 1,093 patients have been dosed in these studies with intranasal formulations of metoclopramide at doses ranging from 10 mg to 80 mg. In one study, a Phase 2, multicenter, randomized, open-label, parallel design study, Questcor Pharmaceuticals, Inc., or Questcor (now part of Mallinckrodt plc), compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with the FDA-approved 10 mg metoclopramide tablet. For the primary efficacy endpoint in the per protocol population analysis, a statistically significant difference in the total symptom score between baseline and week 6 for both the nasal 10 mg (p = 0.026) and nasal 20 mg (p = 0.008) cohorts compared to the oral 10 mg group was observed. Metoclopramide nasal spray was initially developed by Nastech Pharmaceutical Company, Inc. in precursor formulations to EVK-001 and subsequently acquired and developed by Questcor.

We acquired rights to this product candidate from Questcor in 2007. We then optimized the acquired formulation of metoclopramide nasal spray to improve stability and remove inactive ingredients to improve the palatability and tolerability of EVK-001 for patients. We also developed the current formulation with excipients that are at or below the levels listed in the FDA’s Inactive Ingredient Database for intranasal products. We evaluated the current formulation of EVK-001 in 329 patients in our completed Phase 1 and Phase 2 clinical trials and are evaluating the same formulation in our ongoing Phase 3 clinical trial. Similarly, the nasal spray pump used in our completed Phase 1 and Phase 2 clinical trials was identical and is also being used in our ongoing Phase 3 clinical trial.

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

Our Ongoing Four-Week Phase 3 Clinical Trial in Female Subjects with Diabetic Gastroparesis

Based on discussions with the FDA, we have initiated one Phase 3 trial in women, which we believe, if successful, will be sufficient for NDA submission. In April 2014, we began enrolling the four-week, multicenter, randomized, double-blind, placebo-controlled, parallel Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis. We plan to enroll approximately 200 patients at approximately 60 sites across the United States. The trial population will consist of female diabetic patients with gastroparesis, identified by the presence of relevant symptoms and delayed gastric emptying. Female subjects with diabetic gastroparesis meeting the protocol-specified entry criteria will be studied in a parallel-group design with randomization in a 1:1 ratio to EVK-001 10 mg or placebo administered as a single intranasal spray four times daily, 30 minutes before meals and at bedtime.

On February 2, 2015, we disclosed the current recruitment status of the Phase 3 trial.  While the study is progressing according to plan at many of the clinical trial sites with previous gastroparesis study experience, overall enrollment has been slower than previously anticipated. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the second half of 2015.  Although the trial sites have been screening significant numbers of subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories.  This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials.

Based on our discussions with the FDA, we plan to use specific symptoms from a composite score, the Gastroparesis Symptom Assessment, or GSA, as a patient-reported outcomes instrument to assess efficacy in this patient population. The primary efficacy endpoint for this Phase 3 clinical trial will be based upon a change from baseline in total composite score of the specific symptoms included in the GSA. Also based on discussions with FDA, and to assess safety in men, we are conducting a similar and concurrent companion study for safety and efficacy in diabetic men with gastroparesis. The trial design includes an early stop for futility. The FDA has indicated that completion of the male companion study is not required for submission of the NDA seeking approval of EVK-001 for use in women. Whether the male study stops early for futility or continues to enroll, we plan to include safety data from the male companion study in the NDA seeking approval for the drug for use in women.

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

Patent Portfolio

Our patent portfolio currently includes the following patents and applications:

●	U.S. Patent 6,770,262—Nasal Administration of Agents for the Treatment of Gastroparesis. This patent expires in 2021.
●	U.S. Patent 5,760,086—Nasal Administration for the Treatment of Delayed Onset Emesis. This patent expires in 2016.
●	U.S. Patent 8,334,281—Nasal Formulations of Metoclopramide. This patent expires in 2030.
●	Non-Provisional Patent Application No. PCT/US2012/052096—Treatment of Symptoms Associated with Female Gastroparesis. If granted, this patent would expire in 2032.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of EVK-001, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our clinical trials. We do not have any current contractual relationships for the manufacture of commercial supplies of EVK-001. We intend to enter into agreements with third-party contract manufacturers for the commercial production of EVK-001 prior to regulatory approval. We currently utilize a third-party consultant, which we engage on an as-needed, hourly basis, to manage our manufacturing contractors.

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

Salix Pharmaceuticals launched an orally dissolving tablet formulation of metoclopramide in 2009. Other programs in the gastroparesis pipeline include new chemical entities in earlier-stage clinical trials. In addition to our EVK-001 product candidate, we are aware of four other development candidates. All are in Phase 2 clinical development.

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
EVK-001	dopamine antagonist /mixed 5-HT3 antagonist 5-HT4 agonist	intranasal	Evoke Pharma	Phase 3
RM-131	ghrelin agonist	sub-cutaneous	Rhythm/Actavis Pharmaceuticals	Phase 2b
GSK962040	motilin agonist	oral	GlaxoSmithKline	Phase 2
TD-5108	5-HT4 receptor agonist	oral	Theravance	Phase 2
IW-9179	GC-C agonist	oral	Ironwood	Phase 2a

RM-131 is a small-peptide analog of ghrelin, a hormone produced in the stomach that stimulates gastrointestinal activity. The compound is being developed for GI motility disorders and has shown efficacy in surgical and opiate-induced ileus in animal models due to a direct prokinetic effect. RM-131 reverses body weight loss in cachexia models.

Two other ghrelin analogs were previously being developed by Tranzyme Pharma: an intravenous ghrelin agonist, ulimorelin, in post-operative ileus and a different oral ghrelin agent, TZP-102, in diabetic gastroparesis. Development of both product candidates has been discontinued after ulimorelin was unsuccessful in two Phase 3 studies and TZP-102 was unsuccessful in two Phase 2b trials.

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

IW-9179 is an investigational guanylate cyclase-C, or GC-C, agonist and is under development for the treatment of functional dyspepsia and diabetic gastroparesis by Ironwood Pharmaceuticals.

TC-6499, is a neuronal nicotinic receptor modulator under development by Targacept.  The program has recently entered exploratory phase 1/2 trials for gastroparesis and previously was tested for constipation-predominant IBS.

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

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor pursuant to an asset purchase agreement. We have paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt plc, or Mallinckrodt, acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments we made to Questcor, we may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

●	$1.5 million upon the FDA’s acceptance for review of an NDA for EVK-001; and
●	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, we will be required to pay to Mallinckrodt a low single digit royalty on net sales of EVK-001. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

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

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves:

●	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an Investigational New Drug Application, or IND, for human clinical testing which must become effective before human clinical trials may begin in the United States;
●	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;
●

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug product for each intended use;

●

satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current good manufacturing practices, or cGMP, regulations, including, for devices and device components, the Quality System Regulation, or QSR, and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA advisory committee review, if applicable; and
●	FDA review and approval of the NDA.

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

Further, an IRB covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site, and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s or regulatory requirements, or for other reasons, or the FDA or IRB may impose other conditions.

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

●

Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

●

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

●

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

●

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

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within ten months of the date of receipt by FDA (for drugs that do not contain new molecular entities) and ten months of the 60-day filing date (for drugs that contain new molecular entities). A Priority Review designation is given to drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The goal for completing a Priority Review is six months from the date of receipt by FDA (for drugs that do not contain new molecular entities) and six months of the 60-day filing date (for drugs that contain new molecular entities). However, the FDA does not always complete its review within these timelines and the Agency’s review can take substantially longer.

It is likely that our product candidates will be granted a Standard Review. The review process may be extended to allow the FDA to request and review additional information or obtain clarification regarding information provided in the original submission. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements, including QSR requirements for the device component of the product, and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may suspend, restrict or withdraw the approval, require a product recall, or impose additional restrictions or limitations if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks.

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

If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the referenced NDA and patent holders once the 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the Paragraph IV certification. Under the FFDCA, the filing of a patent infringement lawsuit within 45 days of the NDA and patent holders’ receipt of a Paragraph IV certification in most cases automatically prevents the FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court decision or settlement finding that the patent is invalid, unenforceable or not infringed, whichever is earlier. The court also has the ability to shorten or lengthen the 30-month stay if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to the FDA’s cGMP regulations including applicable QSR requirements. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees

We currently have seven employees and several consultants in the regulatory, clinical, manufacturing and finance areas.  We expect that a number of consultants previously engaged in the development of EVK-001 will participate in the ongoing clinical and manufacturing development for the product candidate. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

About Evoke

We were formed as a Delaware corporation on January 29, 2007. Our principal executive offices are located at 505 Lomas Santa Fe Drive, Suite 270, Solana Beach, California 92075, and our telephone number is (858) 345-1494.

Financial Information about Segments

We have one operating segment, which is the development of pharmaceutical products. See Note 2 to our financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those financial statements and related notes.

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

We have only one product candidate: EVK-001, a metoclopramide nasal spray to treat female patients with symptoms associated with acute and recurrent diabetic gastroparesis. We are entirely dependent on successful continued development and regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of EVK-001. We will need to successfully enroll and complete our ongoing Phase 3 clinical trial of EVK-001, which we commenced in April 2014, and, if required, raise sufficient funds for the completion of this trial. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

●	we may not have sufficient financial and other resources to complete the Phase 3 clinical trial;
●	we may not be able to provide acceptable evidence of safety and efficacy for EVK-001;
●

the results of our planned and ongoing clinical trials may not confirm the positive results of earlier clinical trials, particularly because we are utilizing a modified patient report outcomes, or PRO, instrument for our current Phase 3 clinical trial compared to our Phase 2b clinical trial;

●	variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
●	the results of our clinical trial may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
●	we may be required to undertake additional clinical trials and other studies of EVK-001 before we can submit an NDA, to the FDA or receive approval of the NDA;
●

patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to EVK-001, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

●

if approved, EVK-001 will compete with well-established products already approved for marketing by the FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for EVK-001;

●	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
●	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

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

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through December 31, 2015, although there can be no assurance in that regard. Since our ongoing Phase 3 clinical trial of EVK-001, which commenced in April 2014, has an approximately 18-month enrollment period, we may need to obtain additional funds to complete this trial, as well as finance any additional development requirements requested by the FDA. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the second half of 2015.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	the rate of progress and cost of our Phase 3 clinical trial and any other clinical requirements for EVK-001;
●	the timing of regulatory approval, if granted, of EVK-001 or any other product candidates;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with EVK-001;
●	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for EVK-001;
●	costs associated with any other product candidates that we may develop, in-license or acquire;
●	the effect of competing technological and market developments; and
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

The results observed in female patients with symptoms associated with acute and recurrent diabetic gastroparesis in our Phase 2b clinical trial of EVK-001 may not be predictive of the safety and efficacy results in our ongoing Phase 3 clinical trial.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. We commenced our Phase 3 clinical trial in female patients with symptoms associated with acute and recurrent diabetic gastroparesis in April 2014. Our Phase 2b clinical trial of EVK-001 for the treatment of diabetic gastroparesis showed statistically significant improvement in clinically meaningful endpoints in female patients. This was a pre-specified analyses of the primary efficacy endpoint performed on a gender subgroup of the intent to treat, or ITT population. Due to a large placebo response in male patients, EVK-001 did not achieve the primary endpoint in the ITT population for all subjects in this Phase 2b clinical trial.

This risk may be particularly significant for us because the primary endpoint in our ongoing Phase 3 clinical trial is not identical to the primary endpoint used in our Phase 2b trial. In our Phase 2b clinical trial, the primary endpoint was the GCSI-DD, a PRO instrument. The GCSI-DD is a composite of clinically relevant diabetic gastroparesis symptoms which patients rate according to severity. Based on our discussions with the FDA, the primary endpoint for our Phase 3 trial will be the GSA, which is a PRO instrument derived from the GCSI-DD. We have analyzed our Phase 2b data utilizing the GSA’s methodology. Although we observed statistically significant and nearly identical statistical improvement in the GSA compared to the GCSI-DD in females in our Phase 2b trial, we cannot assure you that our Phase 3 trials will achieve positive results.

A number of factors could contribute to a lack of favorable safety and efficacy results in our ongoing Phase 3 trial. For example:

●	a multicenter trial could result in increased variability due to varying site characteristics, such as local standards of care;
●

a multicenter trial could result in increased variability due to varying patient characteristics including demographic factors, health status, underlying reason for disease state and concomitant medications; and

●

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

We commenced our Phase 3 clinical trial in female patients with symptoms associated with acute and recurrent diabetic gastroparesis in April 2014. There is no guarantee that this Phase 3 clinical trial or any other future trials will be successful or that regulators will agree with our assessment of the clinical trials for EVK-001 conducted to date. In addition, we have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. The FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or preclinical or other studies.

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

The requirements that the FDA may impose on clinical trials for EVK-001 are uncertain. We are conducting one Phase 3 trial in adult female subjects with diabetic gastroparesis, which, along with a thorough ECG (QT) trial, we believe will be sufficient for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. In April 2014, we commenced a multicenter, randomized, double-blind, placebo-controlled, parallel-group Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days.  Although we believe successful results from this single Phase 3 clinical trial, along with the thorough ECG (QT) trial, will be sufficient to allow us to submit an NDA for EVK-001, it is possible the FDA will require additional clinical testing before submission or approval of the NDA.  In addition, based on discussions with the FDA, we also are conducting a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis which is not required for an NDA submission.  If we are unable to comply with the FDA’s requirements, we will not be able to obtain approval for EVK-001 and our ability to generate revenue will be materially impaired.

Any termination or suspension of, or delays in the enrollment or completion of, our ongoing Phase 3 clinical trial could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Delays in the enrollment or completion of our ongoing Phase 3 clinical trial for EVK-001 could significantly affect our product development costs. We do not know whether this trial will complete enrollment or produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA placing the clinical trial on hold;
●	subjects failing to enroll or remain in our trial at the rate we expect (for example, due to variable patient frequency and severity of disease and variability in gastric emptying testing);
●	subjects choosing an alternative treatment for the indication for which we are developing EVK-001, or participating in competing clinical trials;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●

a facility manufacturing EVK-001 or any of its components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or infections or cross-contaminations of product candidate in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;
●

third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP and regulatory requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

●

inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an IRB that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

●

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications; or

●	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of EVK-001, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Also, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of EVK-001 could be significantly reduced.

On February 2, 2015, we announced that overall enrollment in our Phase 3 clinical trial of EVK-001 has been slower than anticipated and that enrollment is projected to be completed in the second half of 2015. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the second half of 2015. Continued delays in the enrollment and completion of the Phase 3 trial, as well as potential delays in any other clinical trials and studies, could be harmful to our business and cause us to require additional funding sooner than anticipated.

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

If the FDA does not conclude that EVK-001 satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements under Section 505(b)(2) are not as we expect, the approval pathway for our primary product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for our primary product candidate, EVK-001. EVK-001 is a drug/device combination product that will be regulated under the drug provisions of the FFDCA, enabling us to submit an NDA for its approval. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for EVK-001, and the complications and risks associated with our lead product candidate, would likely substantially increase. We may need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in competitive products reaching the market before EVK-001, which could impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that EVK-001 or any future product candidates will receive the requisite approvals for commercialization.

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

If we or the manufacturing facilities for EVK-001 fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements or applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of product, or request us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

The FDA has the authority to require a REMS as a condition of approval of an NDA or following approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In March 2009, the FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products, including a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. We intend to submit a proposed REMS at the time of the NDA submission for EVK-001.

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

EVK-001’s commercial success will depend upon the acceptance of the product candidate by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our product candidate will depend on a number of factors, including:

●	demonstration of clinical efficacy and safety compared to other more-established products;
●	the limitation of our targeted patient population to women-only;
●

limitations or warnings contained in any FDA-approved labeling, including the potential boxed warning on all metoclopramide product labels concerning the chance of TD for patients taking these products, or any limitations with respect to metoclopramide product labels in the European Union;

●	acceptance of a new formulation by health care providers and their patients;
●	the prevalence and severity of any adverse effects;
●	new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of diabetic gastroparesis;
●	pricing and cost-effectiveness;
●	the effectiveness of our or any future collaborators’ sales and marketing strategies;
●

our ability to obtain and maintain sufficient third-party coverage and reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

We have retained SynteractHCR, a contract research organization, or CRO, to conduct our ongoing Phase 3 clinical trial of EVK-001. We rely on our CRO to recruit suitable patients to participate in the trial at each trial site. Enrollment in our Phase 3 clinical trial of EVK-001 has progressed more slowly than anticipated, and although we have undertaken additional initiatives to increase enrollment and to further assist clinical trial sites in the identification of eligible study subjects, our CRO is ultimately responsible for recruitment efforts.

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

We do not have any current contractual relationships for the manufacture of commercial supplies of EVK-001. If EVK-001 is approved for sale by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for commercial production. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited. We have identified one manufacturer for potentially providing commercial supplies of EVK-001; however, no alternative providers have been identified to date. If we are unable to come to terms on becoming our commercial supplier with this manufacturer, we would have to find replacements, which could delay the commercialization of our product candidate.

In addition, our reliance on third party CROs and contract manufacturing organizations, or CMOs, entails further risks including:

●	non-compliance by third parties with regulatory and quality control standards;
●	breach by third parties of our agreements with them;
●	termination or non-renewal of an agreement with third parties; and
●	sanctions imposed by regulatory authorities if compounds supplied or manufactured by a third party supplier or manufacturer fail to comply with applicable regulatory standards.

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

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we successfully:

●	assure health care providers, patients and health care payors that EVK-001 is beneficial compared to other products in the market;
●	obtain patent and/or other proprietary protection for EVK-001;
●	obtain and maintain required regulatory approvals for EVK-001; and
●	collaborate with others to effectively market, sell and distribute EVK-001.

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

●	inability to attract and build an effective marketing department or sales force;
●

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by EVK-001 or any other product candidates that we may develop, in-license or acquire; and

●	our direct sales and marketing efforts may not be successful.

If we fail to attract and retain senior management and key commercial personnel, we may be unable to successfully complete the development of EVK-001 and commercialize this product candidate.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and commercial personnel. We are highly dependent upon our senior management team composed of three individuals: David A. Gonyer, R.Ph., our President and Chief Executive Officer, Matthew J. D’Onofrio, our Executive Vice President and Chief Business Officer, and Marilyn Carlson, D.M.D., M.D., our Chief Medical Officer. The loss of services of any of these individuals could delay or prevent the successful development of EVK-001 or the commercialization of this product candidate, if approved.

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

In early 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act, among other things, increased the Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and revised the definition of “average manufacturer price” for reporting purposes, which could further increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products, increased the number of entities eligible for discounts under the 340B program and included a 50% discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. Although it is too early to determine the full effect of the Affordable Care Act, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products, if approved.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Further, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the criminal healthcare fraud statutes that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-

label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, the Affordable Care Act included the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members. Manufacturers are required to report such data to the government by the 90th calendar day of each year. There are also several states with similar laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and/or require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers.

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

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for EVK-001;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	the inability to commercialize EVK-001; and
●	a decline in our stock price.

We may form strategic alliances in the future, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of EVK-001. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for EVK-001 because third parties may view the risk of success in our ongoing Phase 3 clinical trial as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

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

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

●	issue equity securities that would dilute our current stockholders’ percentage ownership;
●	incur substantial debt that may place strains on our operations;
●	spend substantial operational, financial and management resources in integrating new businesses, technologies and products; and
●	assume substantial actual or contingent liabilities.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of EVK-001. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing EVK-001 until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology; or
●	require us to enter into royalty or licensing agreements.

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

Risks Related to Our Financial Position and Need for Capital

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through the end of 2015. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years related to completing our Phase 3 clinical trial for EVK-001, and seeking regulatory approval from the FDA to manufacture and commercialize EVK-001. Our net loss for the year ended December 31, 2014, was approximately $13.2 million. As of December 31, 2014, we had an accumulated deficit of approximately $35.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if EVK-001 is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial future capital in order to complete the remaining clinical development for EVK-001 and to potentially commercialize this product candidate. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

●	the progress, costs, results of and timing of our clinical development program for EVK-001, including our ongoing Phase 3 clinical trial;
●

the need for, and the progress, costs and results of, any additional clinical trials of EVK-001 we may initiate based on the results of our planned and ongoing clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of EVK-001;

●	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;
●	the timing and costs associated with manufacturing EVK-001 for clinical trials and other studies and, if approved, for commercial sale;

●	our need and ability to hire additional management, development and scientific personnel;
●

the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	the timing and costs associated with establishing sales and marketing capabilities;
●	market acceptance of EVK-001;
●	the extent to which we are required to pay milestone or other payments under our Mallinckrodt asset purchase agreement and the timing of such payments;
●	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

We may seek additional funding through collaboration agreements and public or private financings. For example, in November 2014 we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million of shares of our common stock through MLV, as sales agent. Sales of our common stock made pursuant to the Sales Agreement are made on The NASDAQ Capital Market under our shelf registration statement on Form S-3 filed on November 13, 2014, which was declared effective by the SEC on November 25, 2014, by means of ordinary brokers’ transactions at market prices. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of November 11, 2014, our public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of our common stock of $6.86 on such date. The value of one-third of our public float calculated on the same basis was $6.6 million. In addition, we will not be able to make future sales of our common stock pursuant to the Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to MLV under the Sales Agreement. Furthermore, MLV is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

We have a $4.5 million loan and security agreement with Square 1 Bank, or Square 1, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. On December 31, 2014, we drew the entire $4.5 million line.  The credit facility contains affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our Phase 3 trial for EVK-001. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions. The credit facility also includes events of default, the occurrence and continuation of which provide Square 1 with the right to exercise remedies against us and the collateral securing the term loans under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and a final judgment against us in an amount greater than $400,000. Square 1 could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of the transactions completed in connection with our initial public offering.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $33.2 million and $32.5 million, respectively, and federal research and development credits of approximately $1.1 million which could be limited if we experience an “ownership change.”

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering in September 2013, there was no public market for our common stock. An active trading market may never develop or be sustained. If an active trading market does not develop or is not sustained, it may be difficult to sell shares of our common stock at a price that is desirable or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business. Since the commencement of trading in connection with our initial public offering in September 2013 through February 23, 2015, the sale price per share of our common stock on The NASDAQ Capital Market has ranged from a low of $4.72 to a high of $14.25.

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

Our stock price is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased the shares. The market price for our common stock may be influenced by many factors, including:

●	our ability to enroll patients in our ongoing Phase 3 clinical trial;
●	results of the clinical trial, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory developments in the United States and foreign countries;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
●	sales of our stock by insiders and 5% stockholders;
●	trading volume of our common stock;
●	general economic, industry and market conditions other events or factors, many of which are beyond our control;
●	additions or departures of key personnel; and

●	intellectual property, product liability or other litigation against us.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our EVK-001 development program;
●	addition or termination of clinical trials;
●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting EVK-001; and
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

As of February 23, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 52.05% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	limiting the removal of directors by the stockholders;
●	creating a staggered board of directors;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	permitting our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. In addition, our loan and security agreement with Square 1 currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Persons who were our stockholders prior to the sale of shares in our initial public offering in September 2013 continue to hold a substantial number of shares of our common stock that they are able to sell in the public market, subject in some cases to certain legal restrictions. Significant portions of these shares are held by a small number of stockholders. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

As of February 23, 2015, we had 6,137,091 shares of common stock outstanding. All of these shares are freely tradable without restriction in the public market, except for 3,194,128 shares that are held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of February 23, 2015, the holders of 2,673,622 shares of our common stock are entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. In addition, holders of 84,000 shares of common stock issuable upon the exercise of warrants are also entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market since September 25, 2013 under the symbol “EVOK.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the NASDAQ Capital Market for the period indicated:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$7.00	$4.72
Third Quarter	$8.18	$4.95
Second Quarter	$10.28	$6.48
First Quarter	$13.40	$7.36

Year Ended December 31, 2013
Fourth Quarter	$14.25	$6.75
Third Quarter	$12.29	$10.55

Holders of Common Stock

As of February 23, 2015, there were 28 holders of record of our common stock.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain available cash to finance ongoing operations and the potential growth of our business. In addition, our loan and security agreement with Square 1 currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Issuer Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K and in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2014 and 2013, from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2014	2013
Statement of Operations Data:
Operating Expenses
Research and development	$9,991,855	$956,980
General and administrative	3,158,179	1,644,848

Total operating expenses	13,150,034	2,601,828
Loss from operations	(13,150,034)	(2,601,828)
Total other expense	(97,647)	(234,637)

Net loss	$(13,247,681)	$(2,836,465)

Net loss per common share, basic and diluted(1)	$(2.20)	$(1.20)

Weighted-average shares used to compute basic and diluted net loss per share	6,032,560	2,368,006

(1)

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the historical net loss per share, basic and diluted, and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$14,155,809	$24,196,691
Working capital	13,377,089	22,146,047
Total assets	15,301,729	24,986,458
Current liabilities	1,871,617	2,284,906
Long-term debt, net of current portion	4,241,448	1,511,461
Accumulated deficit	(35,939,149)	(22,691,468)
Total stockholders' equity	9,188,664	21,183,261

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat GI disorders and diseases. We are developing EVK-001, a metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women. Diabetic gastroparesis is a GI disorder afflicting millions of sufferers worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms. Metoclopramide is the only product currently approved in the United States to treat gastroparesis, and is currently available only in oral and intravenous forms. EVK-001 is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through intranasal administration.

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel-group, dose-ranging Phase 2b clinical trial in 287 patients with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced a Phase 3 clinical trial of EVK-001 in female patients with symptoms associated with acute and recurrent diabetic gastroparesis. This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days. The Phase 3 trial is expected to enroll 200 patients at sites across the United States, and as of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the second half of 2015.  We will need to successfully complete this trial before we are able to submit an NDA to the FDA for EVK-001.

On February 2, 2015, we disclosed the current recruitment status of the Phase 3 trial.  While the study is progressing according to plan at many of the clinical trial sites with previous gastroparesis study experience, overall enrollment has been slower than previously anticipated. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the second half of 2015.  Although the trial sites have been screening significant numbers of subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories.  This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials.

We commenced a thorough ECG (QT) study in August 2014 and reported positive results in December 2014.  Data from the thorough ECG (QT) study met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.  FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

We are also conducting a companion clinical trial with EVK-001 in male patients with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of EVK-001 in men. The male companion trial was initiated in May 2014 and is designed similarly to the Phase 3 trial in women. This trial was requested by the FDA, but is not required for submission of the EVK-001 NDA for women, however, we expect to include safety data from this trial in the NDA submission.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, borrowings under our loan and security agreements and the sale of shares of our common stock on the NASDAQ Capital Market. We have incurred losses in each year since our inception. Our net losses were $13.2 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had an accumulated deficit of $35.9 million and $22.7 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing EVK-001 through development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As more fully described below, on December 31, 2014 we borrowed $4.5 million from Square 1 to increase our cash balance at December 31, 2014 to approximately $14.2 million.  In addition, in January 2015 we sold 25,000 shares of our common stock pursuant to the Sales Agreement with MLV and received net proceeds of approximately $163,000, net of commissions and fees.  Under the terms of the Sales Agreement, we may sell up to $6.6 million worth of common stock.  Though we have such capability, we may not be able to raise additional capital on terms acceptable to us, or at all.  Any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition and our ability to execute on our business plan.  In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments we made to Questcor, we may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

●	$1.5 million upon the FDA’s acceptance for review of an NDA for EVK-001; and
●	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval. In addition, we will be required to pay to Mallinckrodt a low single digit royalty on net sales of EVK-001. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

Initial Public Offering

In September 2013, we completed our initial public offering, or IPO, whereby we issued and sold 2,100,000 shares of common stock at a public offering price of $12.00 per share. Concurrently with the completion of the IPO, all outstanding shares of convertible preferred stock were converted into 2,439,002 shares of our common stock.  In addition, warrants to purchase 84,000 shares of our common stock were issued to the representative of the underwriters of our IPO and certain of its affiliates.  The warrants became exercisable at a price of $21.00 per share beginning on September 24, 2014 and will expire on September 24, 2018.  Finally, warrants to purchase 110,000 shares of convertible preferred stock were converted into warrants to purchase 22,000 shares of our common stock.  In October 2013, the underwriters for our IPO exercised an option to purchase 315,000 additional shares of common stock at $12.00 per share.  Total net proceeds from the IPO, after deducting underwriter discounts, commissions and other offering expenses of $3.9 million, were $25.1 million.

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

●	clinical trial and regulatory-related costs;
●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials;
●	manufacturing and stability testing costs and related supplies and materials; and
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we currently estimate that the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men will be approximately $16.5 million, of which, through December 31, 2014, $7.8 million have been incurred related to those clinical activities.  Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;

●	the length of time required to enroll eligible patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the cost of comparative agents used in trials;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of the product candidate.

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

Total Other Expense

Total other expense consists primarily of interest income we earn on interest-bearing accounts and money market funds for cash and cash equivalents, interest expense incurred on our outstanding debt and changes in the fair value of our warrant liability.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

●

communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

●	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
●	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

●	fees paid to CROs in connection with toxicology studies and clinical studies;
●	fees paid to investigative sites in connection with clinical studies;
●	fees paid to CMOs in connection with the production of clinical study materials; and
●	professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients, site initiation and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ materially from our estimates. To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions. The expected life of options was calculated using the simplified method, which calculates the life as the average of the contractual term of the stock option and the vesting period of the option. Due to our limited historical data as a public company, the estimated volatility is calculated based upon our historical volatility and comparable companies whose share prices are publicly available for a sufficient period of time. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued. We granted options to purchase 64,000 and 501,500 shares of common stock in 2014 and 2013, respectively.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2014, we had federal and California tax net operating loss carryforwards of approximately $33.2 million and $32.5 million, respectively. The federal and California net loss carryforwards will begin to expire in 2027 and 2017, respectively, unless previously utilized. As of December 31, 2014, we also had federal and California research and development tax credit carryforwards of $1.1 million and $737,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/
	2014	2013	(Decrease)
Research and development	$9,991,855	$956,980	$9,034,875
General and administrative	3,158,179	1,644,848	1,513,331
Other income (expense):
Interest income	10,187	7,248	2,939
Interest expense	(107,834)	(159,885)	(52,051)
Change in fair value of warrant liability	—	(82,000)	(82,000)
Total other expense	(97,647)	(234,637)	(136,990)

Research and Development Expenses. Research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 increased by approximately $9.0 million primarily due to research and development activities expanding subsequent to our IPO in September 2013. Costs incurred in 2014 include approximately $7.1 million related to the ongoing clinical trials for EVK-001, $522,000 related to stability testing and preparation for the production of additional EVK-001, the payment of $500,000 to Questcor for achieving a milestone associated with the acquisition of our technology, and approximately $1.9 million for wages, taxes and employee insurance, including $410,000 of stock-based compensation expense, as we added clinical personnel subsequent to our IPO.  The allocation of time spent by our executive team related to research and development activities in 2014 also increased compared to the time allocated in 2013 when they were primarily preparing for our IPO. For 2013, research and development costs primarily consisted of approximately $417,000 for wages, taxes and employee insurance, $342,000 related to the start-up of our Phase 3 clinical trial and $144,000 related to stability testing of prior manufactured batches of EVK-001. In addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

Included in research and development expenses were costs of approximately $255,000 and $1,200 for the years ended December 31, 2014 and 2013, respectively, for clinical trial services incurred by a related party of one of our officers.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 increased by approximately $1.5 million primarily due to general and administrative activities expanding subsequent to our IPO. Costs incurred in 2014 primarily included approximately $1.5 million for wages, taxes and employee insurance, including $692,000 of stock-based compensation expense as we added general and administrative personnel subsequent to our IPO, and approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. For 2013, general and administrative costs primarily consisted of approximately $997,000 for wages, taxes and benefits, including the payment of $355,000 for retention payments to the executive team, and approximately $445,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.   In

addition, during the first quarter of 2013, the 2012 bonus accrual was reversed due to the election by our board of directors to not pay 2012 bonuses in order to conserve cash.

Other Income (Expense). Other income (expense) for the year ended December 31, 2014 primarily related to approximately ($52,000) of net interest expense incurred related to our bank loans and the write-off of approximately ($46,000) of unamortized debt discount costs upon the repayment of the loan extended to us by Silicon Valley Bank. Other income (expense) for the year ended December 31, 2013 primarily consisted of approximately $153,000 of net interest expense related to advances under our bank loan and $82,000 of expenses related to the increase in the fair value of our outstanding warrant liability in effect prior to our IPO.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of December 31, 2014, we had approximately $14.2 million in cash and cash equivalents and working capital of approximately $13.4 million.

In June 2012, we entered into a $3 million loan and security agreement with Silicon Valley Bank, or SVB, collateralized by our personal property and containing only non-financial covenants. By January 2013, we had been advanced the entire $3 million to fund working capital. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. In connection with the loan and security agreement, we issued a warrant to SVB, which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share.

Through May 1, 2014, we repaid approximately $603,000 of principal on the SVB loan. On May 23, 2014, we repaid the outstanding principal and accrued interest of approximately $2.4 million to SVB. With such payoff, the loan and security agreement with SVB and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of our assets was also terminated.

On May 28, 2014, or the closing date, we entered into a loan and security agreement, or the credit facility, with Square 1, pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures, in a principal amount of up to $4.5 million.

In December 2014, we drew down the entire $4.5 million.  The credit facility bears interest at a fixed annual rate of 5.50%. We are required to make interest-only payments through November 28, 2015 on the credit facility. The outstanding principal balance plus interest will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Square 1 in consecutive monthly installments following November 28, 2015 until the credit facility matures on November 28, 2017.  Payments of principal and interest for the years ended December 31, 2015, 2016 and 2017 are approximately $436,000, $2,434,000 and $2,120,000, respectively.  At our option, we may prepay the outstanding principal balance of the credit facility before November 28, 2017 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our EVK-001 Phase 3 trial. After we receive positive results from the Phase 3 trial, if at all (which we must achieve on or prior to September 30, 2015), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

In connection with the funding of the term loan, we issued to Square 1 a warrant to purchase 22,881 shares of our common stock at an exercise price of $5.90 per share, the closing price of our common stock on the day of funding of the credit facility. The warrant will expire ten years from its date of issuance. If the warrant has not been exercised prior to its expiration date, it will be deemed to automatically convert by “cashless” conversion. In the event that we are acquired, the warrant will be exercisable or deemed automatically converted, which shall be determined based upon whether our successor assumes the obligations of the warrant.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

●	continue our clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014;
●	continue the preparation of the commercial manufacturing process;
●	maintain, expand and protect our intellectual property portfolio; and
●	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient for us to complete our ongoing Phase 3 clinical trial of EVK-001 in women and the companion trial in men, they will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men of EVK-001 will be approximately $16.5 million, of which, through December 31, 2014, $7.8 million have been incurred related to those clinical activities. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

On November 13, 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million of shares of our common stock through MLV, as sales agent. The sales of shares of our common stock made through the ATM equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2014, we had not issued any shares of our common stock pursuant to the Sales Agreement. In January 2015, we sold 25,000 shares of common stock at a weighted average price per share of $6.74 pursuant to the Sales Agreement and received net proceeds of approximately $163,000, net of commissions and fees. We intend to use the net proceeds to continue to fund our ongoing Phase 3 clinical trial and for general corporate purposes. We currently have the capacity to issue up to approximately $6.4 million of additional shares of common stock pursuant to the Sales Agreement.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of November 11, 2014, our public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of our common stock of $6.86 on such date. The value of one-third of our public float calculated on the same basis was $6.6 million.

In addition, we will not be able to make future sales of our common stock pursuant to the Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to MLV under the Sales Agreement. Furthermore, MLV is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the Sales Agreement.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through the end of 2015. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The following table summarizes our cash flows for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(11,501,072)	$(3,040,270)
Net cash provided by financing activities	$1,460,190	$27,120,948
Net increase (decrease) in cash and cash equivalents	$(10,040,882)	$24,080,678

Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the year ended December 31, 2014, we repaid our outstanding loan balance of $3 million to SVB, drew down a $4.5 million loan from Square 1 and paid approximately $83,000 for origination costs related to our loan and security agreement with Square 1. During the year ended December 31, 2013, our financing activity consisted of the receipt of a $2 million advance on our loan and security agreement with SVB to fund working capital requirements and the net proceeds of approximately $25.1 million from our IPO.

We believe that our existing cash and cash equivalents as of December 31, 2014, together with interest thereon, will be sufficient to meet our anticipated cash requirements until December 31, 2015. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

●	the progress, costs, results of and timing of our clinical development program for EVK-001, including our ongoing Phase 3 clinical trial;
●

the need for, and the progress, costs and results of, any additional clinical trials of EVK-001 we may initiate based on the results of our ongoing clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of EVK-001;

●	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;
●	the timing and costs associated with manufacturing EVK-001 for clinical trials and other studies and, if approved, for commercial sale;
●	our need and ability to hire additional management, development and scientific personnel;
●

the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	the timing and costs associated with establishing sales and marketing capabilities;
●	market acceptance of EVK-001;
●	the extent to which we are required to pay milestone or other payments under our Mallinckrodt asset purchase agreement and the timing of such payments;
●	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

Off-Balance Sheet Arrangements

Through December 31, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any cancellation penalties.

Our long-term debt obligation consists of amounts we are obligated to repay under our loan and security agreement with Square 1, of which we have drawn the full amount of $4.5 million as of December 31, 2014. We began making interest-only payments in January 2015. In November 2015, we will begin making the first of 24 monthly principal and interest payments, such that the loan balance will be fully repaid in November 2017. We expect to incur approximately $248,000, $184,000 and $57,000 of interest charges in 2015, 2016 and 2017.

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

As of December 31, 2014, future minimum lease payments for our operating lease are $93,399 for the year ended December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2014 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our cash and cash equivalents, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates.

Foreign Currency Exchange Risk

We contract with organizations to manufacture drug product, active pharmaceutical ingredient, and container closure system materials, and in the future may contract with CROs and investigational sites in foreign countries.  We may become subject to fluctuations in foreign currency rates in connection with these agreements, though we do not believe such fluctuations will have a material impact to our operations.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2014 and 2013.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the report of our independent registered public accounting firm are included in this report on the pages indicated in Item 15 of Part III of this Annual Report on Form 10-K.

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

As required by Securities and Exchange Commission Rule 13a-15(b), as of December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Business Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

1. Financial Statements. The following financial statements of Evoke Pharma, Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules.

None.

3. Exhibits.

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index.

(c) See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Evoke Pharma, Inc.

Solana Beach, CA

We have audited the accompanying balance sheets of Evoke Pharma, Inc. as of December 31, 2014 and 2013 and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evoke Pharma, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

San Diego, CA

March 4, 2015

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$14,155,809	$24,196,691
Prepaid expenses	931,461	234,262
Other current assets	161,436	—
Total current assets	15,248,706	24,430,953
Other assets	53,023	555,505
Total assets	$15,301,729	$24,986,458

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,011,629	$284,915
Accrued compensation	697,245	557,399
Other current liabilities	12,313	—
Current portion of long-term debt	150,430	1,442,592
Total current liabilities	1,871,617	2,284,906
Other long-term liabilities	—	6,830
Long-term debt, net of current portion	4,241,448	1,511,461
Total liabilities	6,113,065	3,803,197

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2014 and 2013; issued and outstanding shares — 0 at December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2014 and 2013; issued and outstanding shares — 6,112,091 and 6,096,752 at December 31, 2014 and 2013, respectively	611	610
Additional paid-in capital	45,127,202	43,874,119
Accumulated deficit	(35,939,149)	(22,691,468)
Total stockholders' equity	9,188,664	21,183,261
Total liabilities and stockholders' equity	$15,301,729	$24,986,458

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2014	2013
Operating expenses:
Research and development	$9,991,855	$956,980
General and administrative	3,158,179	1,644,848
Total operating expenses	13,150,034	2,601,828
Loss from operations	(13,150,034)	(2,601,828)
Other income (expense):
Interest income	10,187	7,248
Interest expense	(107,834)	(159,885)
Change in fair value of warrant liability	—	(82,000)
Total other expense	(97,647)	(234,637)
Net loss	$(13,247,681)	$(2,836,465)
Net loss per common share, basic and diluted	$(2.20)	$(1.20)

Weighted-average shares used to compute basic and diluted net loss per share	6,032,560	2,368,006

See accompanying notes.

Evoke Pharma, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

					Additional		Total
	Series A Convertible				Paid-In	Accumulated	Shareholders'
	Preferred Stock		Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	12,195,068	$18,225,166	1,242,750	$124	$195,525	$(19,855,003)	$(19,659,354)
Stock-based compensation expense	—	—	—	—	145,966	—	145,966
Conversion of shares of preferred stock to common stock	(12,195,068)	(18,225,166)	2,439,002	244	18,224,922	—	18,225,166
Initial public offering of common stock at $12.00 per share, net of $3,859,052 of offering costs	—	—	2,415,000	242	25,120,706	—	25,120,948
Reclassification of warrant liability	—	—	—	—	187,000	—	187,000
Net loss	—	—	—	—	—	(2,836,465)	(2,836,465)
Balance at December 31, 2013	—	—	6,096,752	610	43,874,119	(22,691,468)	21,183,261
Stock-based compensation expense	—	—	—	—	1,102,087	—	1,102,087
Issuance of common stock upon exercise of warrant	—	—	2,795	—	—	—	—
Issuance of common stock upon exercise of stock option	—	—	5,250	—	1,522	—	1,522
Issuance of common stock from employee stock purchase plan	—	—	7,294	1	41,352	—	41,353
Fair market value of issued warrant	—	—	—	—	108,122	—	108,122
Net loss	—	—	—	—	—	(13,247,681)	(13,247,681)
Balance of December 31, 2014	—	—	6,112,091	$611	$45,127,202	$(35,939,149)	$9,188,664

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(13,247,681)	$(2,836,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,102,087	145,966
Non-cash interest	59,982	23,261
Change in fair value of warrant liability	—	82,000
Deferred rent expense	5,483	6,830
Change in operating assets and liabilities:
Prepaid expenses and other assets	(287,503)	(234,262)
Other assets	—	(555,505)
Accounts payable and accrued expenses	866,560	327,905
Net cash used in operating activities	$(11,501,072)	(3,040,270)

Financing activities
Proceeds from bank line of credit	4,500,000	2,000,000
Payment on bank line of credit	(3,000,000)	—
Costs paid in connection with loan origination	(82,685)	—
Proceeds from issuance of common stock, net	42,875	25,120,948
Net cash provided by financing activities	1,460,190	27,120,948
Net increase (decrease) in cash and cash equivalents	(10,040,882)	24,080,678
Cash and cash equivalents at beginning of period	24,196,691	116,013
Cash and cash equivalents at end of period	$14,155,809	$24,196,691

Supplemental disclosure of cash flow information
Interest paid	$58,790	$128,875

Non-cash financing activities
Issuance of Series A Convertible Preferred Stock warrants	—	$49,000
Conversion of Series A Convertible Preferred Stock to common stock at the initial public offering	—	$18,225,166

See accompanying notes.

Evoke Pharma, Inc.

Notes to Financial Statements

1. Organization and Basis of Presentation

Evoke Pharma, Inc. (the “Company”) was incorporated in the state of Delaware on January 29, 2007. The Company is a publicly-held specialty pharmaceutical company focused primarily on the development of drugs to treat gastroenterological disorders and disease.

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

In its report on the Company’s financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced significant losses since its inception, including net losses of $13.2 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, the Company had an accumulated deficit of $35.9 million, approximately $14.2 million in cash and cash equivalents, and $4.5 million in borrowings under its bank credit facility.  Substantially all the Company’s net losses have resulted from costs incurred in connection with its research and development programs and its general and administrative costs to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts payable and accrued expenses, and employee-related liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes that the fair value of long-term debt approximates its carrying value.

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

The Company also relies on clinical research organizations (“CROs”) to manage and recruit patients for its clinical trials.  If these CROs are unable to continue managing the clinical trials, or are unable to recruit the sufficient number of patients, the delays could adversely affect the completion of the trials and the timing of the filing of our new drug application with the U.S. Food and Drug Administration (“FDA”).

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

Deferred Offering Costs

Deferred offering cost of approximately $138,000, which primarily consist of legal, accounting and filing fees relating to the Company’s Form S-3 filed in November 2014, have been capitalized and are included in other current assets as of December 31, 2014 on the accompanying balance sheet. The deferred offering costs will be offset against the proceeds from the January 2015 offering described in Note 6.

Stock-Based Compensation

Stock-based compensation expense for stock option grants and employee stock purchase plan shares is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the employee’s requisite service period.  The estimation of stock option and employee stock purchase plan fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Prior to the Company’s initial public offering (“IPO”), the Company granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The board of directors determined the fair value of the underlying common stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders and the lack of liquidity of the Company’s common stock. Subsequent to the IPO, the exercise price of the stock options granted to employees and members of the board of directors of the Company was determined by the Company’s closing market price on the date the stock options were granted.

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

The Company bases its expense accruals related to clinical studies on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients, site initiation and the completion of clinical study milestones. Service providers typically invoice the Company monthly in arrears for services performed. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that have begun to be incurred, or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ materially from estimates. To date, the Company has not experienced significant changes in estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, no assurance can be made that changes to the estimates will not be made in the future as the Company becomes aware of additional information about the status or conduct of clinical studies and other research activities.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 70,625 and 103,750 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the year ended December 31, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the Company’s employee stock purchase plan. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year Ended December 31,
	2014	2013
Warrants to purchase common stock	118,881	106,000
Common stock options	683,500	624,750
Employee stock purchase plan	12,627	—
Total excluded securities	815,008	730,750

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This guidance removes the definition of a development stage entity from FASB’s accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the guidance eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance becomes effective in the first annual period beginning after December 15, 2014, with an option for early adoption. The Company chose to early adopt this standard during the quarter ended June 30, 2014.

In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  This guidance requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Therefore, such performance target should not be reflected in estimating the grant-date fair value of the award.  A reporting entity should apply existing guidance in Topic 718 as it relates to the award with performance conditions that affect vesting.  That is, compensation cost should be recognized in the period in which it becomes probable that the performance condition would be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest.  Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ended December 31, 2016.

In August 2014, the FASB issued ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ended December 31, 2016.

3. Debt

In June 2012, the Company entered into a $3 million loan and security agreement with Silicon Valley Bank (“SVB”), collateralized by the Company’s personal property. The agreement also contained non-financial covenants. By January 2013, the Company had been advanced the entire $3 million. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. On May 23, 2014, the Company repaid the outstanding principal and accrued interest of approximately $2.4 million to SVB. In addition, the Company expensed approximately $38,000 of unamortized debt discount costs upon the repayment of the loan.  With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of the Company’s assets was also terminated.

On May 28, 2014 (the “closing date”), the Company entered into a loan and security agreement (the “credit facility”) with Square 1 Bank (“Square 1”), pursuant to which Square 1 agreed to make term loans available to the Company for general corporate and working capital purposes and for capital expenditures, in a principal amount of up to $4.5 million.

In December 2014, the Company drew down the entire $4.5 million.  The credit facility bears interest at a fixed annual rate of 5.50%. The Company is required to make interest-only payments through November 28, 2015 on the credit facility. The outstanding principal balance plus interest will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by the Company to Square 1 in consecutive monthly installments following November 28, 2015 until the credit facility matures on November 28, 2017. At the Company’s option, it may prepay the outstanding principal balance of the credit facility before November 28, 2017 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of its EVK-001 Phase 3 trial. After the Company receives positive results from the Phase 3 trial, if at all, it must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 3.00 to 1.00, or it must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

In connection with the funding of the term loan, the Company issued to Square 1 a warrant to purchase 22,881 shares of the Company’s common stock at an exercise price of $5.90 per share, the closing price of the Company’s common stock on the day of funding of the credit facility. The warrant expires ten years from its date of issuance. If the warrant has not been exercised prior to its expiration date, it will be deemed to automatically convert by “cashless” conversion. In the event that the Company is acquired, the warrant will be exercisable or deemed automatically converted, which shall be determined based upon whether the Company’s successor assumes the obligations of the warrant.

The estimated fair value of the warrant issued to Square 1 was determined on the date of issuance using the Black-Scholes option-pricing valuation model with the following assumptions:

Risk free interest rate	2.17%
Expected warrant term	10 Years
Expected volatility of common stock	77.19%
Expected dividend yield	0.00%

The value determined for the warrant of $108,122 has been recorded as a debt discount, as well as to equity.  The debt discount will be amortized to interest expense over the remaining term of the loan.

The Company incurred approximately $83,000 of loan origination costs related to this credit facility. Such costs have been capitalized and are being amortized to interest expense over the 42 month term of the credit facility.

Future maturities of long-term debt and interest payments under the credit facility as of December 31, 2014 are set forth below:

2015	436,375
2016	2,433,505
2017	2,119,935
Total minimum payments	4,989,815
Less amounts representing interest	(489,815)
Gross balance of outstanding debt	$4,500,000
Less debt discount (1)	(108,122)
Total carrying value	$4,391,878
Less current portion	(150,430)
Total carrying value, long-term portion	$4,241,448
(1)	Represents the initial fair value of the detachable warrants to purchase common stock issued in connection with the term debt, net of amortization.

Total interest incurred under the loan and security agreements for the years ended December 31, 2014 and 2013 (excluding amortization of debt discount and loan origination costs) was $47,165 and $136,625, respectively.

4. Commitments

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

Rent expense for 2014 and 2013 was $81,086 and $8,886, respectively. The difference between the minimum lease payments and the straight-line amount is accounted for as deferred rent. Deferred rent expense at December 31, 2014 and 2013 was $12,313 and $6,830, respectively. The Company also pays pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2014, the Company has future minimum lease payments under its operating lease in 2015 of $93,399.

5. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an Asset Purchase Agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt, plc, (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments made to Questcor, the Company may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

●	$1.5 million upon the FDA’s acceptance for review of a new drug application for EVK-001; and
●	$3 million upon the FDA’s approval of EVK-001.

The remaining $47 million in milestone payments depend on EVK-001’s commercial success and will only apply if EVK-001 receives regulatory approval.  In addition, the Company will be required to pay to Mallinckrodt a low single digit royalty on net sales of EVK-001. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering EVK-001, which is expected to occur in 2030.

6. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2014 or 2013.

Initial Public Offering

In September 2013, the Company completed the IPO whereby it issued and sold 2,100,000 shares of common stock at a public offering price of $12.00 per share. Concurrently with the completion of the IPO, all outstanding shares of convertible preferred stock were converted into 2,439,002 shares of the Company’s common stock.  In addition, warrants to purchase 84,000 shares of the Company’s common stock were issued to the representative of the underwriters of the Company’s IPO and certain of its affiliates.  The warrants became exercisable at a price of $21.00 per share beginning on September 24, 2014 and will expire on September 24, 2018.  Finally, warrants to purchase 110,000 shares of convertible preferred stock were converted into warrants to purchase 22,000 shares of the Company’s common stock and upon this conversion became classified as equity. In October 2013, the underwriters for the IPO exercised an option to purchase 315,000 additional shares of the Company’s common stock at $12.00 per share.  Total net proceeds from the IPO, after deducting underwriter discounts, commissions and other offering expenses of $3.9 million, were $25.1 million.

Common Stock

As of December 31, 2014, there were 6,112,091 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company. To date, no dividends have been declared.

On November 13, 2014, the Company entered into an At Market Sales Agreement (“Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $6.6 million of shares of common stock through MLV, as sales agent. The sales of shares of the Company’s common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. As of December 31, 2014, the Company had not issued any shares of its common stock pursuant to the Sales Agreement. In January 2015, the Company sold 25,000 shares of common stock at a weighted average price per share of $6.74 pursuant to the Sales Agreement and received net proceeds of approximately $163,000, net of commissions and fees. The Company intends to use the net proceeds to continue to fund its ongoing Phase 3 clinical trial and for general corporate purposes. The Company currently has the capacity to issue up to approximately $6.4 million of additional shares of common stock pursuant to the Sales Agreement.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. Although sales of the Company’s common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of the Company’s public float. As of November 11, 2014, the Company’s public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of the Company’s common stock of $6.86 on such date. The value of one-third of the Company’s public float calculated on the same basis was $6.6 million.

In addition, the Company will not be able to make future sales of common stock pursuant to the Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to MLV under the Sales Agreement. Furthermore, MLV is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on the Company’s assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. The Company has no obligation to sell the remaining shares available for sale pursuant to the Sales Agreement.

Warrants

The Company has issued warrants to purchase common stock to banks that have loaned funds to the Company, as well as to representatives of the underwriters of the Company’s initial public offering and certain of its affiliates.  A summary of the Company’s warrant activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2013	106,000	$18.20	5.13
Issued	22,881	$5.90	10.00
Exercised	(10,000)	$7.50	3.10
Expired/Forfeited	—	—	—
Outstanding at December 31, 2014	118,881	$16.73	5.35

Stock Options

The Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) in May 2007 under which 450,000 shares of common stock were reserved for issuance to employees, nonemployee directors and consultants of the Company. As of December 31, 2014, no options were available for future grant under this plan.

In August 2013, the Company adopted the 2013 Equity Incentive Award Plan (the “2013 Plan”) as a successor to the 2007 Plan. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of

510,000 shares of common stock were initially reserved for issuance under the 2013 Plan. In addition, the number of shares of common stock available for issuance under the 2013 Plan will be annually increased on the first day of each fiscal year during the term of the 2013 Plan, beginning with the 2014 fiscal year, by an amount equal to the least of: (i) 300,000 shares; (ii) four percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. As a result of such calculation, the Company increased the number shares reserved for issuance under the 2013 Plan by 243,870 shares.  As of December 31, 2014, 188,370 options remain available for future grant under the 2013 Plan.  On January 1, 2015, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 244,484 shares, making 432,854 options available for future grant under the 2013 Plan.

Options granted under the 2007 Plan and 2013 Plan have ten year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 64,000 and 501,500 shares of common stock in 2014 and 2013, respectively. The exercise price of all options granted during the years ended December 31, 2014 and 2013 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2007 Plan and 2013 Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	624,750	$7.61	8.41	$869,490
Granted	64,000	$7.65	9.35	—
Exercised	(5,250)	$0.29	2.70	$33,810
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2014	683,500	$7.67	8.45	$649,000
Vested and expected to vest at December 31, 2014	683,500	$7.67	8.45	$649,000
Exercisable at December 31, 2014(1)	259,081	$5.47	7.65	$631,231

(1)	Includes awards with early exercise provisions that permit optionee to exercise unvested options.

Except for the stock options exercised, the intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $5.90 and $7.45 at December 31, 2014 and 2013, respectively, and the contractual exercise prices.  The intrinsic value for the stock option exercise is based upon a common stock price of $6.73 on the date of exercise.

The 2007 Plan permits the early exercise of options, but the Company has the option to repurchase any unvested shares at the original purchase price (the exercise price paid by the purchaser) upon any voluntary or involuntary termination (“Repurchase Option”). The shares of common stock issued from the exercise of stock options are restricted and vest over time or on the achievement of certain milestones. Any unvested shares immediately vest in the event of termination for reasons other than cause, and vesting accelerates in the event of a merger, sale, or other change in control of the Company. Of the total 332,000 stock options exercised, 287,000 and 230,500 were vested as of December 31, 2014 and 2013, respectively.

The total intrinsic value of stock options exercised was $33,810 and $0 for the years ended December 31, 2014 and 2013, respectively.  There was one option exercised in 2014 and no options exercised during 2013.

The Company had the following nonvested options under the 2007 Plan and 2013 Plan:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	534,210	$8.84
Granted	64,000	$4.76
Vested	(173,791)	$7.96
Expired/Forfeited	—	—
Nonvested at December 31, 2014	424,419	$9.02

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the Company’s Employee Stock Purchase Plan (the “ESPP”). The Company measures stock-based compensation expense based on the grant-date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the two years ended December 31, 2014:

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2014 and 2013, was $4.76 and $6.33, respectively.

	Year Ended December 31,
	2014	2013
Risk free interest rate	1.66% - 1.77%	1.75% - 1.8%
Expected option term	5.5 - 6.0 years	6.0 years
Expected volatility of common stock	71.06% - 73.21%	70.8% - 79.4%
Expected dividend yield	0.00%	0.00%

Employee Stock Purchase Plan

On June 13, 2013, the Company’s board of directors adopted the ESPP, and the Company’s stockholders approved the ESPP on August 29, 2013. The ESPP became effective on the day prior to the effectiveness of the IPO. The ESPP permits participants to purchase the Company’s common stock at 85% of the fair market value through payroll deductions of up to 20% of their eligible compensation. A total of 30,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP is annually increased on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of: (i) 30,000 shares; (ii) one percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. As a result, the Company increased the number shares reserved for issuance under the ESPP by 30,000 shares on January 1, 2014.  During 2014, 7,294 shares of common stock were issued under the ESPP.  As of December 31, 2014, 52,706 shares remain available for future issuance under the ESPP. On January 1, 2015, the Company further increased the number of shares reserved for future issuance under the ESPP by 30,000 shares, making 82,706 shares available for future issuance under the ESPP after that increase.

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the year ended December 31, 2014:

	Year Ended December 31,
	2014	2013
Risk free interest rate	0.05% - 0.08%	—
Expected term	6.0 months	—
Expected volatility of common stock	69.32% - 73.21%	—
Expected dividend yield	0.00%	—

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Year Ended December 31,
	2014	2013
Research and development	$410,150	$39,638
General and administrative	691,937	106,328
Total stock-based compensation expense	$1,102,087	$145,966

As of December 31, 2014, there was approximately $2,323,000 of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 1.32 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Stock options issued and outstanding	683,500	624,750
Authorized for future option grants	188,370	8,500
Warrants to purchase common stock	118,881	106,000
Authorized for employee stock purchase plan	52,706	30,000
Total common stock reserved for future issuance	1,043,457	769,250

7. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the year ended December 31, 2014, the Company adopted Safe Harbor 401(k) provisions and payments of approximately $20,000 will be contributed to the accounts of certain employees in order to maintain the Plan’s compliance with Internal Revenue Service regulations.

8. Income Taxes

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”).  The application of income tax law and regulations is inherently complex.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our financial statements.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets at December 31, 2014 and 2013. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(%)	(%)
Federal statutory rate	34.0	34.0
Change in valuation allowance	(1.6)	(2.5)
State income taxes, net of federal effect	5.8	5.8
Research and development credits	5.0	4.3
Removal of net operating loss and other credits	(41.2)	(39.5)
Stock compensation and other permanent items	(2.0)	(2.1)
Effective income tax rate	0.0	0.0

 Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $13.2 million and a research and development credit of approximately $1.6 million generated through December 31, 2014 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Acquired technology	$317,000	$147,000
Stock compensation expense	223,000	67,000
Accruals and other	105,000	223,000
Total deferred tax assets	645,000	437,000
Less valuation allowance	(645,000)	(437,000)
Net deferred tax assets	$—	$—

At December 31, 2014, the Company has federal and California net operating loss carryforwards of approximately $33.2 million and $32.5 million, respectively. The federal and California loss carryforwards begin to expire in 2027 and 2017, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1.1 million and $737,000, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely.

9. Related Party Transactions

An officer of the Company serves on the executive management team of a CRO that provides clinical trial services to the Company.  For the years ended December 31, 2014 and 2013, the Company incurred an aggregate of approximately $255,000 and $1,200, respectively, in fees for these services.  As of December 31, 2014 and 2013, accounts payable included approximately $22,000 and $0, respectively.

10. Subsequent Events

For the purposes of the financial statements as of December 31, 2014 and the year then ended, the Company has evaluated subsequent events through the date the audited annual financial statements were issued. The Company has concluded that no subsequent event has occurred other than what has been disclosed.

11. Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2014 and 2013 are as follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2014
Research and development expense	$1,852,116	$2,874,977	$3,088,373	$2,176,388
General and administrative expense	$1,070,479	$616,888	$732,800	$738,012
Net loss	$(2,955,484)	$(3,547,040)	$(3,825,354)	$(2,919,803)
Net loss per common share, basic and diluted (1)	$(0.49)	$(0.59)	$(0.63)	$(0.48)
Weighted average shares outstanding, basic and diluted	6,002,936	6,027,672	6,054,250	6,065,841

2013
Research and development expense	$110,981	$130,846	$78,731	$636,423
General and administrative expense	$221,049	$72,578	$406,862	$944,359
Net loss	$(493,992)	$(239,871)	$(485,904)	$(1,616,698)
Net loss per common share, basic and diluted (1)	$(0.44)	$(0.21)	$(0.41)	$(0.27)
Weighted average shares outstanding, basic and diluted	1,133,375	1,137,125	1,190,212	5,971,236

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOKE PHARMA, INC.

Date: March 4, 2015	By:	/s/ David A. Gonyer
David A. Gonyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2015
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	Executive Vice President, Chief Business Officer, Treasurer	March 4, 2015
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 4, 2015
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 4, 2015
Todd C. Brady, M.D., Ph.D.

/s/ Scott L. Glenn	Director	March 4, 2015
Scott L. Glenn

/s/ Malcolm R. Hill, Pharm. D.	Director	March 4, 2015
Malcolm R. Hill, Pharm. D.

/s/ Ann D. Rhoads	Director	March 4, 2015
Ann D. Rhoads

/s/ Kenneth J. Widder, M.D.	Director	March 4, 2015
Kenneth J. Widder, M.D.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

4.1(3)	Form of the Company’s Common Stock Certificate

4.2(4)	Investor Rights Agreement dated as of June 1, 2007

4.3(4)	Warrant dated February 7, 2007 issued by the Company to Square 1 Bank

4.4(4)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.5(3)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

4.6(9)	Form of Warrant issued to Square 1 Bank under the Loan and Security Agreement by and between the Company and Square 1 Bank.

10.1(4)	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and Matthew D’Onofrio

10.4(4)	2007 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.5(1)	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.6(5)	2013 Employee Stock Purchase Plan

10.7(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.8(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.9(1)	Non-Employee Director Compensation Policy

10.10†(6)	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.11(4)	Loan and Security Agreement, dated as of June 1, 2012, between Company and Silicon Valley Bank

10.12(8)	Second Amendment to Master Services Agreement, dated as of November 25, 2013, between the Company and SynteractHCR, Inc.

10.13(8)	Standard Office Lease, dated as of November 26, 2013, between the Company and Beckman/Lomas, LLC

10.14(7)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.15(8)	Third Amendment to Master Services Agreement, dated as of January 29, 2014, between the Company and SynteractHCR, Inc.

10.16(9)	Loan and Security Agreement, dated as of May 28, 2014, by and between the Company and Square 1 Bank.

10.17(10)	At Market Issuance Sales Agreement, dated as of November 13, 2014, between the Company and MLV & Co. LLC.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit Number	Description of Exhibit
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(3)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2013.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2014.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on November 13, 2014.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.