Form 10-Q
period 2015-03-31
Evoke Pharma Inc
filed 2015-05-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 6,268,810 shares of Common Stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,692,360	$14,155,809
Prepaid expenses	858,128	931,461
Other current assets	23,624	161,436
Total current assets	12,574,112	15,248,706
Other assets	47,117	53,023
Total assets	$12,621,229	$15,301,729

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,353,147	$1,011,629
Accrued compensation	424,597	697,245
Other current liabilities	9,015	12,313
Current portion of long-term debt	712,930	150,430
Total current liabilities	2,499,689	1,871,617
Long-term debt, net of current portion	3,688,216	4,241,448
Total liabilities	6,187,905	6,113,065

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares - 6,198,967 and 6,112,091 at March 31, 2015 and December 31, 2014, respectively	620	611
Additional paid-in capital	45,892,601	45,127,202
Accumulated deficit	(39,459,897)	(35,939,149)
Total stockholders' equity	6,433,324	9,188,664
Total liabilities and stockholders' equity	$12,621,229	$15,301,729

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$2,419,961	$1,852,116
General and administrative	1,025,261	1,070,479
Total operating expenses	3,445,222	2,922,595
Loss from operations	(3,445,222)	(2,922,595)
Other income (expense):
Interest income	1,522	4,055
Interest expense	(77,048)	(36,944)
Total other expense	(75,526)	(32,889)
Net loss	$(3,520,748)	$(2,955,484)
Net loss per common share, basic and diluted	$(0.58)	$(0.49)

Weighted-average shares used to compute basic and diluted net loss per share	6,103,783	6,002,936

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities
Net loss	$(3,520,748)	$(2,955,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	371,600	223,310
Non-cash interest	15,174	5,816
Deferred rent expense	(3,298)	8,688
Change in operating assets and liabilities:
Prepaid expenses and other assets	73,333	58,015
Accounts payable and accrued expenses	68,870	659,038
Net cash used in operating activities	(2,995,069)	(2,000,617)

Financing activities
Payments on bank line of credit	—	(360,576)
Proceeds from issuance of common stock, net	531,620	—
Net cash provided by (used in) financing activities	531,620	(360,576)
Net decrease in cash and cash equivalents	(2,463,449)	(2,361,193)
Cash and cash equivalents at beginning of period	14,155,809	24,196,691
Cash and cash equivalents at end of period	$11,692,360	$21,835,498

Supplemental disclosure of cash flow information
Interest paid	$41,250	$32,495

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

The Company expects to continue to incur net losses for at least the next several years.  Over that period, the Company will need to raise additional debt or equity financing to fund its development.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs.  Any of these actions could materially harm the Company’s business, results of operations financial condition and future prospects.

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which is contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2015.  In its report on the Company’s financial statements for the year ended December 31, 2014, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Stock-Based Compensation

Stock-based compensation expense for stock option grants and employee stock purchases under the Company’s Employee Stock Purchase Plan (the “ESPP”) is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the employee’s requisite service period.  The estimation of stock option and ESPP fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Prior to the Company’s initial public offering (“IPO”) in September 2013, the Company granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The board of directors determined the fair value of the underlying common stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders and the lack of liquidity of the Company’s common stock. Subsequent to the IPO, the exercise price of the stock options granted to employees and members of the board of directors of the Company was determined by the Company’s closing market price on the date the stock options were granted.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense and costs paid to third-party contractors to perform research, conduct clinical trials and develop drug materials and delivery devices. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until U.S. Food and Drug Administration (“FDA”) approval is received.

The Company bases its expense accruals related to clinical studies on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (“CROs”) that conduct and manage clinical studies on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients, site initiation and the completion of clinical study milestones. Service providers typically invoice the Company monthly in arrears for services performed. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that have begun to be incurred, or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ materially from estimates. To date, the Company has not experienced significant changes in estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, no assurance can be made that changes to the estimates will not be made in the future as the Company becomes aware of additional information about the status or conduct of clinical studies and other research activities.

Included in research and development expenses were costs of approximately $88,025 for the three months ended March 31, 2015 for clinical trial services incurred by a related party of one of the Company’s officers.  There were no such costs incurred for the three months ended March 31, 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 45,000 and 94,375 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three months ended March 31, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Warrants to purchase common stock	118,881	96,000
Common stock options	983,500	634,750
Employee stock purchase plan	3,322	1,340
Total excluded securities	1,105,703	732,090

Recent Accounting Pronouncements

During the quarter ended March 31, 2015, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

3. Debt

In June 2012, the Company entered into a $3 million loan and security agreement with Silicon Valley Bank (“SVB”), collateralized by the Company’s personal property. The agreement also contained non-financial covenants. By January 2013, the Company had been advanced the entire $3 million. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. Through May 1, 2014, the Company repaid approximately $603,000 of principal on the SVB loan. On May 23, 2014, the Company repaid the remaining outstanding principal and accrued interest of approximately $2.4 million to SVB. In addition, the Company expensed approximately $38,000 of unamortized debt discount costs upon the repayment of the loan.  With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of the Company’s assets was also terminated.

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

The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of its EVK-001 Phase 3 trial. After the Company receives positive results (which must be achieved on or prior to March 1, 2016) from the Phase 3 trial, if at all, it must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 3.00 to 1.00, or it must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

The estimated fair value of the warrant issued to Square 1 was determined on the date of issuance using the Black-Scholes option-pricing valuation model with the following assumptions:

Risk free interest rate	2.17%
Expected warrant term	10 Years
Expected volatility of common stock	77.19%
Expected dividend yield	0.0%

The value determined for the warrant of $108,122 has been recorded as a debt discount, as well as to stockholders’ equity.  The debt discount will be amortized to interest expense over the remaining term of the loan.

The Company incurred approximately $83,000 of loan origination costs related to this credit facility. Such costs have been capitalized and are being amortized to interest expense over the 42 month term of the credit facility.

4. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an Asset Purchase Agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments made to Questcor, the Company may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

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

5. Stockholders’ Equity

On November 13, 2014, the Company entered into an At Market Sales Agreement (“Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $6.6 million worth of shares of common stock through MLV as sales agent. The sales of shares of the Company’s common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the three months ended March 31, 2015, the Company sold 63,588 shares of common stock at a weighted average price per share of $6.85 pursuant to the Sales Agreement and received proceeds of approximately $421,000, net of commissions and fees. During April 2015, the Company sold an additional 69,843 shares of common stock at a weighted average price per share of $7.60 pursuant to the Sales Agreement and received proceeds of approximately $515,000, net of commissions and fees.  The Company incurred approximately $138,000 of legal, accounting and filing fees related to its Registration Statement on Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and have been reclassified to additional paid-in capital during the first quarter of 2015 as a further offset to the net proceeds. The Company intends to use the net proceeds to continue to fund its ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. Although sales of the Company’s common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of the Company’s public float. As of November 11, 2014, the Company’s public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of the Company’s common stock of $6.86 on such date. The value of one-third of the Company’s public float calculated on the same basis was $6.6 million. As of April 30, 2015, the Company has the capacity to issue up to approximately $5.6 million worth of additional shares of common stock pursuant to the Sales Agreement.

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

As a result of payroll withholdings from the Company’s employees of approximately $111,000 during the three months ended March 31, 2015, the Company also sold 23,288 shares of common stock through its ESPP.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the ESPP. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Stock Options
Risk free interest rate	1.87%	1.77%
Expected option term	6.0 years	6.0 years
Expected volatility of common stock	71.99%	73.21%
Expected dividend yield	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Employee Stock Purchase Plan
Risk free interest rate	0.08%	0.08%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	62.91%	73.21%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$143,024	$92,665
General and administrative	228,576	130,645
Total stock-based compensation expense	$371,600	$223,310

As of March 31, 2015, there were approximately $3.2 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.5 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2015.  Past operating results are not necessarily indicative of results that may occur in future periods.

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

The Phase 3 trial is expected to enroll 200 patients at sites across the United States.  On February 2, 2015, we disclosed the current recruitment status of the Phase 3 trial.  While the study is progressing according to plan at many of the clinical trial sites with previous gastroparesis study experience, overall enrollment has been slower than previously anticipated. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the fourth quarter of 2015.  Although the trial sites have been screening significant numbers of subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories.  This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials. We will need to successfully complete this trial before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001.  FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

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

During April 2015, we announced the completion of a commercial scale lot of EVK-001 as required by the FDA.  With the completion of this large scale production of EVK-001, we have demonstrated our ability to manufacture EVK-001 at commercial scale quantities in accordance with the FDA standards for chemistry, manufacturing and controls, or CMC.  In addition to data from this recent program, we have a three-year registration stability data package from previous studies which have all met proposed specifications.  These CMC datasets will be used as part of our NDA submission following data readout from our ongoing Phase 3 clinical trial and male companion trial.

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

As more fully described in Note 3 to the condensed financial statements, on December 31, 2014 we borrowed $4.5 million from Square 1 Bank, or Square 1.  In addition, as more fully described in Note 5 to the condensed financial statements, through April 30, 2015 we sold 133,431 shares of our common stock pursuant to a sales agreement, or the Sales Agreement, we entered into with MLV & Co. LLC, or MLV, and received proceeds of approximately $936,000, net of commissions and fees.  Under the terms of the Sales Agreement, we may sell up to $6.6 million worth of common stock, of which, approximately $5.6 million worth of shares of common stock are still available to be sold at April 30, 2015.  Though we have such capability, we may not be able to raise additional capital on terms acceptable to us, or at all.  Any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition and our ability to execute on our business plan.  In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt, plc acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments we made to Questcor, we may also be required to make additional milestone payments totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

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

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we currently estimate that the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men will be approximately $16.5 million, of which, through March 31, 2015, $9.7 million have been incurred related to those clinical activities.  Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

Total Other Expense

Total other expense consists primarily of interest expense incurred in our outstanding debt offset by interest income we earn on interest-bearing accounts and money market funds for cash and cash equivalents.

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

There were no significant changes during the three months ended March 31, 2015 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or IPO, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
Research and development	$2,419,961	$1,852,116	$567,845
General and administrative	$1,025,261	$1,070,479	$(45,218)
Other expense	$75,526	$32,889	$42,637

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased by approximately $568,000 primarily due to our ongoing clinical trials for EVK-001 being further advanced as compared to the prior year when we were preparing for the initiation of the trials.  Costs incurred in 2015 include approximately $1,701,000 related to our ongoing clinical trials, approximately $179,000 related to the production of EVK-001 and approximately $540,000 for wages, taxes and employee insurance, including approximately $143,000 of stock-based compensation expense.  Costs incurred in 2014 include approximately $1,333,000 related to the clinical trials for EVK-001 and approximately $500,000 for wages, taxes and employee insurance, including approximately $93,000 of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 decreased by approximately $45,000.  Costs incurred in 2015 primarily included approximately $481,000 for wages, taxes and employee insurance, including approximately $229,000 of stock-based compensation expense, and approximately $446,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2014 primarily included approximately $355,000 for wages, taxes and employee insurance, including approximately $131,000 of stock-based compensation expense and approximately $641,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the three months ended March 31, 2015 primarily related to net interest expense associated with our Square 1 Bank loan.  Other expense for the three months ended March 31, 2014 primarily related to net interest expense associated with our Silicon Valley Bank, or SVB, loan, which we repaid in May 2014.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of March 31, 2015, we had approximately $11.7 million in cash and cash equivalents and working capital of approximately $10.1 million.

In June 2012, we entered into a $3.0 million loan and security agreement with SVB collateralized by our personal property and containing only non-financial covenants. By January 2013, we had been advanced the entire $3.0 million to fund working capital. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. In connection with the loan and security agreement, we issued a warrant to SVB, which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share.

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

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our EVK-001 Phase 3 trial. After we receive positive results from the Phase 3 trial, if at all (which we must achieve on or prior to March 1, 2016), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•	continue our clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through March 31, 2016, they will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men of EVK-001 will be approximately $16.5 million, of which, through March 31, 2015, $9.7 million have been incurred related to those clinical activities. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

On November 13, 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through MLV, as sales agent. The sales of shares of our common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through April 30, 2015, we have sold 133,431 shares of common stock at a weighted average price per share of $7.24 pursuant to the Sales Agreement and received proceeds of approximately $936,000, net of commissions and fees. We incurred approximately $138,000 of legal, accounting and filing fees related to our Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and have been reclassified to additional paid-in capital as a further offset to the net proceeds. We intend to use the net proceeds to continue to fund our ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of November 11, 2014, our public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of our common stock of $6.86 on such date. The value of one-third of our public float calculated on the same basis was $6.6 million. As of April 30, 2015, we have the capacity to issue up to approximately $5.6 million worth of additional shares of common stock pursuant to the Sales Agreement.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through March 31, 2016. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,995,069)	$(2,000,617)
Net cash provided by (used in) financing activities	$531,620	$(360,576)
Net decrease in cash and cash equivalents	$(2,463,449)	$(2,361,193)

Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the three months ended March 31, 2015, we received net proceeds of approximately $531,000 from the sale of 23,288 shares of common stock through our employee stock purchase plan and the sale of 63,588 shares of common stock pursuant to the Sales Agreement.  During the three months ended March 31, 2014, we made payments of approximately $361,000 on our line of credit with SVB.

We believe that our existing cash and cash equivalents as of March 31, 2015, together with interest thereon, will be sufficient to meet our anticipated cash requirements until March 31, 2016. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through March 31, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2015, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, EVK-001

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to suspend our Phase 3 clinical trial and otherwise delay, reduce or eliminate our development program for EVK-001.

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through March 31, 2016, although there can be no assurance in that regard. Since our ongoing Phase 3 clinical trial of EVK-001, which commenced in April 2014, has an approximately 18-month enrollment period, we may need to obtain additional funds to complete this trial, as well as finance any additional development requirements requested by the FDA. As of February 2, 2015, we had randomized 74 subjects, and we anticipate fully enrolling this trial in the fourth quarter of 2015.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our Phase 3 clinical trial and any other clinical requirements for EVK-001;
•	the timing of regulatory approval, if granted, of EVK-001 or any other product candidates;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with EVK-001;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for EVK-001;
•	costs associated with any other product candidates that we may develop, in-license or acquire;
•	the effect of competing technological and market developments; and
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish.

Risks Related to Our Financial Position and Need for Capital

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through March 31, 2016. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On September 24, 2013, our registration statement on Form S-1 (File No. 333-188839), which registered an aggregate amount of up to approximately $29.0 million of our common stock, was declared effective by the SEC for our IPO pursuant to which we sold 2,415,000 shares of common stock at an IPO price of $12.00 per share, including the exercise of the underwriters’ over-allotment option. As a result of the IPO, we received gross proceeds of approximately $29.0 million, which after underwriting discounts, commissions and expenses of approximately $2.4 million and $1.5 million of other offering expenses, resulted in net proceeds to us of approximately $25.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

Through March 31, 2015, approximately $3.2 million of the net proceeds has been used to make principal and interest payments on our prior loan with SVB, $41,000 for interest payments on our current loan with Square 1, and $10.2 million for working capital. Pending use of the net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

Amendment to Loan and Security Agreement

On May 11, 2015, we entered into the First Amendment to Loan and Security Agreement with Square 1, or the Amendment, which changed certain terms of the credit facility.  Pursuant to the Amendment, with respect to our Phase 3 clinical trial of EVK-001, (i) the enrollment covenant has been changed, such that we are required to achieve enrollment of at least 75% on or before November 1, 2015, and (ii) the covenant regarding results has been changed, such that we are required to receive positive results on or before March 1, 2016.  The other terms and provisions of the credit facility remain unchanged.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed with this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evoke Pharma, Inc.

Date: May 14, 2015	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

4.5 (4)	Form of Warrant issued to Square 1 Bank under the Loan and Security Agreement by and between the Company and Square 1 Bank

10.1	First Amendment to Loan and Security Agreement dated as of May 11, 2015 by and between the Company and Square 1 Bank

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2014.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.