Form 10-Q
period 2015-06-30
Evoke Pharma Inc
filed 2015-08-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the registrant had 6,338,802 shares of Common Stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,883,088	$14,155,809
Prepaid expenses	716,616	931,461
Other current assets	7,997	137,812
Total current assets	10,607,701	15,225,082
Other assets	—	7,997
Total assets	$10,607,701	$15,233,079

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,372,821	$1,011,629
Accrued compensation	563,753	697,245
Other current liabilities	5,939	12,313
Current portion of long-term debt	1,251,806	126,806
Total current liabilities	3,194,319	1,847,993
Long-term debt, net of current portion	3,101,770	4,196,422
Total liabilities	6,296,089	6,044,415

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares — 6,306,130 and 6,112,091 at June 30, 2015 and December 31, 2014, respectively	631	611
Additional paid-in capital	47,012,041	45,127,202
Accumulated deficit	(42,701,060)	(35,939,149)
Total stockholders' equity	4,311,612	9,188,664
Total liabilities and stockholders' equity	$10,607,701	$15,233,079

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$2,188,138	$2,874,977	$4,608,099	$4,727,093
General and administrative	976,418	616,888	2,001,679	1,687,367
Total operating expenses	3,164,556	3,491,865	6,609,778	6,414,460
Loss from operations	(3,164,556)	(3,491,865)	(6,609,778)	(6,414,460)
Other income (expense):
Interest income	1,129	3,215	2,651	7,270
Interest expense	(77,736)	(58,390)	(154,784)	(95,334)
Total other expense	(76,607)	(55,175)	(152,133)	(88,064)
Net loss	$(3,241,163)	$(3,547,040)	$(6,761,911)	$(6,502,524)
Net loss per common share, basic and diluted	$(0.52)	$(0.59)	$(1.10)	$(1.08)

Weighted-average shares used to compute basic and diluted net loss per share	6,212,803	6,027,672	6,157,226	6,015,310

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net loss	$(6,761,911)	$(6,502,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	756,138	488,520
Non-cash interest	30,348	48,170
Deferred rent expense	(6,374)	10,059
Change in operating assets and liabilities:
Prepaid expenses and other assets	214,845	(107,133)
Accounts payable and accrued expenses	227,700	994,701
Net cash used in operating activities	$(5,539,254)	$(5,068,207)

Financing activities
Payment on bank line of credit	—	(3,000,000)
Costs paid in connection with loan origination	—	(82,685)
Proceeds from issuance of common stock, net	1,266,533	—
Net cash provided by (used in) financing activities	1,266,533	(3,082,685)
Net decrease in cash and cash equivalents	(4,272,721)	(8,150,892)
Cash and cash equivalents at beginning of period	14,155,809	24,196,691
Cash and cash equivalents at end of period	$9,883,088	$16,045,799

Supplemental disclosure of cash flow information
Interest paid	$104,500	$58,790

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

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2015.  In its report on the Company’s financial statements for the year ended December 31, 2014, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Prior to the Company’s initial public offering (“IPO”) in September 2013, the Company granted stock options to purchase common stock to employees with exercise prices equal to the estimated fair value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The board of directors determined the fair value of the underlying common stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders and the lack of liquidity of the Company’s common stock. Subsequent to the IPO, the exercise price of the stock options granted to employees and members of the board of directors of the Company was determined by the Company’s closing market price on the date the stock options were granted.

The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented as necessary with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future.

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

Included in research and development expenses were costs of $71,019 and $28,274 for the three months ended June 30, 2015 and 2014, respectively, and $159,044 and $28,274 for the six months ended June 30, 2015 and 2014, respectively, incurred by a related party of one of the Company’s officers who serves on the executive management team of a CRO that provides clinical trial services to the Company.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 45,000 and 71,875 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three months ended June 30, 2015 and 2014, respectively.  In addition, the Company has excluded 45,000 and 83,125 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the six months ended June 30, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warrants to purchase common stock	118,881	96,000	118,881	96,000
Common stock options	1,037,500	688,750	1,037,500	688,750
Employee stock purchase plan	7,208	4,021	10,529	5,362
Total excluded securities	1,163,589	788,771	1,166,910	790,112

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount.  The guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with an option for early adoption.  The Company chose to early adopt this standard during the quarter ended June 30, 2015 as it simplifies the presentation of the Company’s financial statements. ASU 2015-03 requires a retroactive method of adoption, and therefore, the Company has reclassified $23,624 from other current assets to current portion of long-term debt and $45,026 from other assets to long-term debt, net of current portion as of December 31, 2014.  The adoption of ASU 2015-03 had no impact on the Statements of Operations or Cash Flows.

During the quarter ended June 30, 2015, there were no other new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

3. Debt

In June 2012, the Company entered into a $3.0 million loan and security agreement with Silicon Valley Bank (“SVB”), collateralized by the Company’s personal property. The agreement also contained non-financial covenants. By January 2013, the Company had been advanced the entire $3.0 million. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. Through May 1, 2014, the Company repaid approximately $603,000 of principal on the SVB loan. On May 23, 2014, the Company repaid the remaining outstanding principal and accrued interest of approximately $2.4 million to SVB. In addition, the Company expensed approximately $38,000 of unamortized debt discount costs upon the repayment of the loan.  With such payoff, the SVB loan agreement and the documents entered into in connection therewith were deemed to be terminated. SVB’s security interest in substantially all of the Company’s assets was also terminated.

On May 28, 2014 (the “closing date”), the Company entered into a $4.5 million loan and  security agreement (the “credit facility”) with Square 1 Bank (“Square 1”), pursuant to which Square 1 agreed to make term loans available to the Company for general corporate and working capital purposes and for capital expenditures.

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

The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of its EVK-001 Phase 3 trial. After the Company receives positive results (which must be achieved on or prior to March 1, 2016) from the Phase 3 trial, if at all, it must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 3.00 to 1.00, or it must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

In connection with the funding of the term loan, the Company issued to Square 1 a warrant to purchase 22,881 shares of the Company’s common stock at an exercise price of $5.90 per share, the closing price of the Company’s common stock on the day of funding of the credit facility. The warrant expires on December 31, 2024. If the warrant has not been exercised prior to its expiration date, it will be deemed to automatically convert by “cashless” conversion. In the event that the Company is acquired, the warrant will be exercisable or deemed automatically converted, which shall be determined based upon whether the Company’s successor assumes the obligations of the warrant.

The estimated fair value of the warrant issued to Square 1 was determined on the date of issuance using the Black-Scholes option-pricing valuation model with the following assumptions:

Risk free interest rate	2.17%
Expected warrant term	10 Years
Expected volatility of common stock	77.19%
Expected dividend yield	0.0%

The value determined for the warrant of $108,122 has been recorded as a debt discount, as well as to stockholders’ equity.  The debt discount is being amortized to interest expense over the remaining term of the loan.

The Company incurred $82,685 of loan origination costs related to this credit facility. Such costs are being amortized to interest expense over the 42 month term of the credit facility.

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

5. Stockholders’ Equity

On November 13, 2014, the Company entered into an At Market Sales Agreement (“Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $6.6 million worth of shares of common stock through MLV as sales agent. The sales of shares of the Company’s common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the six months ended June 30, 2015, the Company sold 170,751 shares of common stock at a weighted average price per share of $6.99 pursuant to the Sales Agreement and received proceeds of approximately $1.2 million, net of commissions and fees. During July 2015, the Company sold an additional 32,672 shares of common stock at a weighted average price per share of $6.17 pursuant to the Sales Agreement and received proceeds of approximately $195,000, net of commissions and fees. The Company incurred approximately $138,000 of legal, accounting and filing fees related to its Registration Statement on Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and were reclassified to additional paid-in capital during the first quarter of 2015 as a further offset to the net proceeds. The Company intends to use the net proceeds to continue to fund its ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. Although sales of the Company’s common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of the Company’s public float. As of November 11, 2014, the Company’s public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of the Company’s common stock of $6.86 on such date. The value of one-third of the Company’s public float calculated on the same basis was $6.6 million. As of July 31, 2015, the Company has the capacity to issue up to approximately $5.2 million worth of additional shares of common stock pursuant to the Sales Agreement.

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

As a result of payroll withholdings from the Company’s employees of approximately $111,000, the Company also sold 23,288 shares of common stock through its ESPP during the six months ended June 30, 2015.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the ESPP. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common Stock Options
Risk free interest rate	1.50%	1.66%	1.50%-1.87%	1.66% - 1.77%
Expected option term	5.5 years	5.5 years	5.5-6.0 years	5.5 - 6.0 years
Expected volatility of common stock	76.74%	71.06%	71.99%-76.74%	71.06% - 73.21%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2015 and 2014.

	Three and Six Months Ended June 30,
	2015	2014
Employee Stock Purchase Plan
Risk free interest rate	0.08%	0.08%
Expected option term	6 months	6 months
Expected volatility of common stock	62.91%	73.21%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$ 145,509	$ 104,759	$ 288,533	$ 197,424
General and administrative	239,029	160,451	467,605	291,096
Total stock-based compensation expense	$ 384,538	$ 265,210	$ 756,138	$ 488,520

As of June 30, 2015, there were approximately $3.0 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.32 years.

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

The Phase 3 trial is expected to enroll 200 patients at sites across the United States.  While the study is progressing according to plan at many of the clinical trial sites with previous gastroparesis study experience, overall enrollment has been slower than previously anticipated.   Although the trial sites have been screening significant numbers of subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories.  We are also facing competition for patients from four ongoing competing clinical trials that were not active when we started our Phase 3 trial.  This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials. As of July 31, 2015, we have randomized 130 subjects into the trial.  Due to a lower percentage of subjects successfully meeting screening qualifications during July and the total number of enrolled subjects as of July 31, we are now projecting to complete trial enrollment during the first half of 2016. We will need to successfully complete this trial before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001.  FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

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

In July 2015, the FDA published a draft guidance intended to assist sponsors in the clinical development of drugs for the treatment of diabetic and idiopathic gastroparesis clinical trials;  Gastroparesis: Clinical Evaluation of Drugs for Treatment – Guidance for Industry, or the FDA Guidance. We believe that the FDA Guidance is consistent with the advice the FDA provided to us regarding trial design and study endpoints for our ongoing Phase 3 trials.  As a result, our Phase 3 protocol is consistent with the specific recommendations in the FDA Guidance.  In addition, the draft guidance explicitly states that there is an urgent medical need for development of drugs with a favorable risk-benefit profile to treat patients with gastroparesis and acknowledges that “patients with diabetic gastroparesis may experience further derangement of glucose control because of unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs.”  We believe these statements from the FDA Guidance support the need for the development of non-oral drugs like EVK-001 to treat the symptoms of this debilitating disease.

In April 2015, we announced the completion of production of a commercial scale lot of EVK-001 as required by the FDA.  With the completion of this large scale production of EVK-001, we believe we have demonstrated our ability to manufacture EVK-001 at commercial scale quantities in accordance with the FDA standards for chemistry, manufacturing and controls, or CMC.  In addition to data from this recent program, we have a three-year registration stability data package from previous studies which have all met proposed specifications.  These CMC datasets will be submitted as part of our NDA submission following completion of our ongoing Phase 3 clinical trial and male companion trial.

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

As more fully described in Note 3 to the condensed financial statements, on December 31, 2014 we borrowed $4.5 million from Square 1 Bank, or Square 1.  In addition, as more fully described in Note 5 to the condensed financial statements, through July 31, 2015 we sold 203,423 shares of our common stock pursuant to a sales agreement, or the Sales Agreement, we entered into with MLV & Co. LLC, or MLV, and received proceeds of approximately $1.4 million, net of commissions and fees.  Under the terms of the Sales Agreement, we may sell up to $6.6 million worth of common stock, of which, approximately $5.2 million worth of shares of common stock are still available to be sold at July 31, 2015.  Though we have such capability, we may not be able to raise additional capital on terms acceptable to us, or at all.  Any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition and our ability to execute on our business plan.  In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we currently estimate that the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men will be approximately $16.5 million, of which, through June 30, 2015, $11.3 million have been incurred related to those clinical activities.  Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

We do not yet know when EVK-001 may be commercially available, if at all.

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

There were no significant changes during the six months ended June 30, 2015 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/
	2015	2014	(Decrease)
Research and development expenses	$2,188,138	$2,874,977	$(686,839)
General and administrative expenses	$976,418	$616,888	$359,530
Other expense	$76,607	$55,175	$21,432

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 decreased by approximately $687,000 as a result of additional costs incurred during the second quarter of 2014 related to the $500,000 payment made to Questcor for achieving a milestone associated with the acquisition of our technology and to the purchase of raw materials in preparation for the production of additional EVK-001 drug product.  Costs incurred in 2015 include approximately $1.6 million related to our ongoing clinical trials, approximately $77,000 related to stability testing and the completion of the production of a commercial-size batch of EVK-001 and approximately $533,000 for wages, taxes and employee insurance, including approximately $146,000 of stock-based compensation expense.  Costs incurred in 2014 include approximately $1.6 million related to the clinical trials for EVK-001, approximately $237,000 related to stability testing and preparation for the commercial-size production of EVK-001, the $500,000 payment to Questcor, and approximately $504,000 for wages, taxes and employee insurance, including approximately $105,000 of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased by approximately $360,000.  Costs incurred in 2015 primarily included approximately $442,000 for wages, taxes and employee insurance, including approximately $239,000 of stock-based compensation expense, approximately $316,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $149,000 for market research activities.  Costs incurred in 2014 primarily included approximately $350,000 for wages, taxes and employee insurance, including approximately $160,000 of stock-based compensation expense and approximately $184,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the three months ended June 30, 2015 primarily related to net interest expense associated with our Square 1 loan.  Other expense for the three months ended June 30, 2014 primarily related to net interest expense associated with our Silicon Valley Bank, or SVB, loan, which we repaid in May 2014, along with the write-off of approximately $38,000 of unamortized debt discount costs upon the repayment of the SVB loan.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase/
	2015	2014	(Decrease)
Research and development expenses	$4,608,099	$4,727,093	$(118,994)
General and administrative expenses	$2,001,679	$1,687,367	$314,312
Other expense	$152,133	$88,064	$64,069

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 decreased by approximately $119,000 primarily due to the net effect of increased clinical trial costs in 2015 offset by the payment of $500,000 to Questcor for achieving a milestone associated with the acquisition of our technology.  Costs incurred in 2015 include approximately $3.3 million related to our ongoing clinical trials, approximately $256,000 related to stability testing and the completion of the production of a commercial-size batch of EVK-001 and approximately $1.1 million for wages, taxes and employee insurance, including approximately $289,000 of stock-based compensation expense.  Costs incurred in 2014 include approximately $3.0 million related to the clinical trials for EVK-001, approximately $255,000 related to stability testing and preparation for the commercial-size production of EVK-001, the payment of $500,000 to Questcor, and approximately $1.0 million for wages, taxes and employee insurance, including approximately $197,000 of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 increased by approximately $314,000.  Costs incurred in 2015 primarily included approximately $922,000 for wages, taxes and employee insurance, including approximately $468,000 of stock-based compensation expense, approximately $762,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $149,000 for market research activities.  Costs incurred in 2014 primarily included approximately $705,000 for wages, taxes and employee insurance, including approximately $291,000 of stock-based compensation expense and approximately $825,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the six months ended June 30, 2015 primarily related to net interest expense associated with our Square 1 Bank loan.  Other expense for the six months ended June 30, 2014 primarily related to net interest expense associated with our Silicon Valley Bank, or SVB, loan, which we repaid in May 2014, along with the write-off of approximately $38,000 of unamortized debt discount costs upon the repayment of the SVB loan.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of June 30, 2015, we had approximately $9.9 million in cash and cash equivalents and working capital of approximately $7.4 million.

In June 2012, we entered into a $3.0 million loan and security agreement with SVB collateralized by our personal property and containing only non-financial covenants. By January 2013, we had been advanced the entire $3.0 million to fund working capital. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. In connection with the loan and security agreement, we issued a warrant to SVB, which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share. This warrant will expire on June 1, 2022.

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

On May 28, 2014, or the closing date, we entered into a $4.5 million loan and security agreement, or the credit facility, with Square 1, pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures.

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

In connection with the funding of the term loan, we issued to Square 1 a warrant to purchase 22,881 shares of our common stock at an exercise price of $5.90 per share, the closing price of our common stock on the day of funding of the credit facility. The warrant will expire on December 31, 2024. If the warrant has not been exercised prior to its expiration date, it will be deemed to automatically convert by “cashless” conversion. In the event that we are acquired, the warrant will be exercisable or deemed automatically converted, which shall be determined based upon whether our successor assumes the obligations of the warrant.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

•	continue our clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through March 31, 2016, they will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men of EVK-001 will be approximately $16.5 million, of which, through June 30, 2015, $11.3 million have been incurred related to those clinical activities. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

On November 13, 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through MLV, as sales agent. The sales of shares of our common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through July 31, 2015, we have sold 203,423 shares of common stock at a weighted average price per share of $6.86 pursuant to the Sales Agreement and received proceeds of approximately $1.4 million, net of commissions and fees. We incurred approximately $138,000 of legal, accounting and filing fees related to our Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and have been reclassified to additional paid-in capital as a further offset to the net proceeds. We intend to use the net proceeds to continue to fund our ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of November 11, 2014, our public float was 2.9 million shares, the value of which was $20.0 million based upon the closing price of our common stock of $6.86 on such date. The value of one-third of our public float calculated on the same basis was $6.6 million. As of July 31, 2015, we have the capacity to issue up to approximately $5.2 million worth of additional shares of common stock pursuant to the Sales Agreement.

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

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$5,539,254	$5,068,207
Net cash provided by (used in) financing activities	$1,266,533	$(3,082,685)
Net decrease in cash and cash equivalents	$4,272,721	$8,150,892

 Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the six months ended June 30, 2015, we received net proceeds of approximately $1.3 million from the sale of 23,288 shares of common stock through our employee stock purchase plan and the sale of 170,751 shares of common stock pursuant to the Sales Agreement.  During the six months ended June 30, 2014, we repaid our outstanding loan balance of $3.0 million to SVB and paid approximately $83,000 for origination costs related to our loan and security agreement with Square 1.

We believe that our existing cash and cash equivalents as of June 30, 2015, together with interest thereon, will be sufficient to meet our anticipated cash requirements until March 31, 2016. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through June 30, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any cancellation penalties.

Our long-term debt obligation consists of amounts we are obligated to repay under our loan and security agreement with Square 1, of which we have drawn the full amount of $4.5 million as of December 31, 2014. We began making interest-only payments in January 2015. In December 2015, we will begin making the first of 24 monthly principal and interest payments, such that the loan balance will be fully repaid in November 2017.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2015, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and

Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

We have only one product candidate: EVK-001, a metoclopramide nasal spray to treat female patients with symptoms associated with acute and recurrent diabetic gastroparesis. We are entirely dependent on successful continued development and regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of EVK-001. We will need to successfully enroll and complete our ongoing Phase 3 clinical trial of EVK-001 in women, which we commenced in April 2014, and, if required, raise sufficient funds for the completion of this trial. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

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

•	the FDA may disagree with the design of current and future clinical trials;
•	variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	the results of our clinical trial may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of EVK-001 before we can submit an NDA, to the FDA or receive approval of the NDA;
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

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through March 31, 2016, although there can be no assurance in that regard. We anticipate fully enrolling our ongoing Phase 3 clinical trial of EVK-001, which commenced in April 2014, during the first half of 2016.  Accordingly, we may need to obtain additional funds to complete this trial, as well as finance any additional development requirements requested by the FDA.

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

Delays in the enrollment or completion of our ongoing Phase 3 clinical trial for EVK-001 could significantly affect our product development costs. We do not know whether this trial will complete enrollment or produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA placing the clinical trial on hold;
•	subjects failing to enroll or remain in our trial at the rate we expect (for example, due to variable patient frequency and severity of disease and variability in gastric emptying testing);
•	subjects choosing an alternative treatment for the indication for which we are developing EVK-001, or participating in competing clinical trials;
•	subjects experiencing severe or unexpected drug-related adverse effects;
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

The Phase 3 trial is expected to enroll 200 patients at sites across the United States.  While the study is progressing according to plan at many of the clinical trial sites with previous gastroparesis study experience, overall enrollment has been slower than previously anticipated.  Although the trial sites have been screening significant numbers of subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories.  This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials, though we continue to anticipate fully enrolling this trial during the first half of 2016. Continued delays in the enrollment and completion of the Phase 3 trial, as well as potential delays in any other clinical trials and studies, could be harmful to our business and cause us to require additional funding sooner than anticipated.

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

Through June 30, 2015, approximately $3.2 million of the net proceeds has been used to make principal and interest payments on our prior loan with SVB, $105,000 for interest payments on our current loan with Square 1, and $11.9 million for working capital. Pending use of the net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2013.

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

Evoke Pharma, Inc.

Date: August 13, 2015	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

4.5 (4)	Form of Warrant issued to Square 1 Bank under the Loan and Security Agreement by and between the Company and Square 1 Bank

10.1 (5)	First Amendment to Loan and Security Agreement dated as of May 11, 2015 by and between the Company and Square 1 Bank

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2014.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.