Form 10-Q
period 2015-09-30
Evoke Pharma Inc
filed 2015-11-12
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 7,147,852 shares of Common Stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,738,817	$14,155,809
Prepaid expenses	935,866	931,461
Other current assets	—	137,812
Total current assets	11,674,683	15,225,082
Other assets	7,997	7,997
Total assets	$11,682,680	$15,233,079

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,337,570	$1,011,629
Accrued compensation	665,548	697,245
Other current liabilities	3,086	12,313
Current portion of long-term debt	—	126,806
Total current liabilities	2,006,204	1,847,993
Long-term debt, net of current portion	4,368,749	4,196,422
Total liabilities	6,374,953	6,044,415

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares — 7,085,504 and 6,112,091 at September 30, 2015 and December 31, 2014, respectively	709	611
Additional paid-in capital	50,743,478	45,127,202
Accumulated deficit	(45,436,460)	(35,939,149)
Total stockholders' equity	5,307,727	9,188,664
Total liabilities and stockholders' equity	$11,682,680	$15,233,079

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$1,837,743	$3,088,373	$6,445,842	$7,815,466
General and administrative	819,703	732,800	2,821,382	2,420,167
Total operating expenses	2,657,446	3,821,173	9,267,224	10,235,633
Loss from operations	(2,657,446)	(3,821,173)	(9,267,224)	(10,235,633)
Other income (expense):
Interest income	470	1,725	3,121	8,995
Interest expense	(78,424)	(5,906)	(233,208)	(101,240)
Total other expense	(77,954)	(4,181)	(230,087)	(92,245)
Net loss	$(2,735,400)	$(3,825,354)	$(9,497,311)	$(10,327,878)
Net loss per common share, basic and diluted	$(0.42)	$(0.63)	$(1.51)	$(1.71)

Weighted-average shares used to compute basic and diluted net loss per share	6,494,845	6,054,250	6,271,002	6,028,309

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities
Net loss	$(9,497,311)	$(10,327,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,127,813	792,481
Non-cash interest	45,521	54,076
Deferred rent expense	(9,227)	7,884
Change in operating assets and liabilities:
Prepaid expenses and other assets	(4,405)	(349,915)
Accounts payable and accrued expenses	294,244	843,153
Net cash used in operating activities	(8,043,365)	(8,980,199)

Financing activities
Payment on bank line of credit	—	(3,000,000)
Costs paid in connection with loan origination	—	(82,685)
Proceeds from issuance of common stock	4,626,373	42,875
Net cash provided by (used in) financing activities	4,626,373	(3,039,810)
Net increase (decrease) in cash and cash equivalents	(3,416,992)	(12,020,009)
Cash and cash equivalents at beginning of period	14,155,809	24,196,691
Cash and cash equivalents at end of period	$10,738,817	$12,176,682

Supplemental disclosure of cash flow information
Interest paid	$167,750	$58,790

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

Included in research and development expenses were costs of $58,933 and $121,422 for the three months ended September 30, 2015 and 2014, respectively, and $217,977 and $149,696 for the nine months ended September 30, 2015 and 2014, respectively, incurred by a related party of one of the Company’s officers who serves on the executive management team of a CRO that provides clinical trial services to the Company.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 45,000 and 49,375 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three months ended September 30, 2015 and 2014, respectively.  In addition, the Company has excluded 45,000 and 71,875 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the nine months ended September 30, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. In addition to the shares subject to repurchase, dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common stock subject to repurchase	45,000	49,375	45,000	71,875
Warrants to purchase common stock	118,881	96,000	118,881	96,000
Common stock options	1,037,500	683,500	1,037,500	683,500
Employee stock purchase plan	5,706	3,161	5,706	3,161
Total excluded securities	1,207,087	832,036	1,207,087	854,536

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

During the quarter ended September 30, 2015, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

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

In December 2014, the Company drew down the entire $4.5 million.  The credit facility bears interest at a fixed annual rate of 5.50%. As a result of an amendment to the credit facility effected on October 5, 2015, the interest-only payment period was extended through November 28, 2016. The outstanding principal balance plus interest will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by the Company to Square 1 in consecutive monthly installments following November 28, 2016 until the credit facility matures on November 28, 2018.  Due to the modification of the repayment terms, and in accordance with FASB Accounting Standards Codification (“ASC”) 470, Debt,  the entire amount of the credit facility has been reclassified to long-term debt at September 30, 2015.  At the Company’s option, it may prepay the outstanding principal balance of the credit facility before November 28, 2018 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of its EVK-001 Phase 3 trial. In September 2015, the Company announced that it had met a patient enrollment covenant requiring enrollment of 75% of the projected total Phase 3 trial enrollment. After the Company receives positive results (which must be achieved on or prior to March 1, 2016) from the Phase 3 trial, if at all, it must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 3.00 to 1.00, or it must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

The value determined for the warrant of $108,122 has been recorded as a debt discount, as well as to stockholders’ equity.  The debt discount is being amortized to interest expense over the remaining term of the credit facility.

The Company incurred $82,685 of loan origination costs related to this credit facility. Such costs are being amortized to interest expense over the remaining term of the credit facility.

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

5. Stockholders’ Equity

On November 13, 2014, the Company entered into an At Market Sales Agreement (“Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $6.6 million worth of shares of common stock through MLV as sales agent. The sales of shares of the Company’s common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the nine months ended September 30, 2015, the Company sold 932,237 shares of common stock at a weighted average price per share of $4.93 pursuant to the Sales Agreement and received proceeds of approximately $4.5 million, net of commissions and fees. During October 2015, the Company sold an additional 62,348 shares of common stock at a weighted average price per share of $3.62 pursuant to the Sales Agreement and received proceeds of approximately $219,000, net of commissions and fees. The Company incurred approximately $138,000 of legal, accounting and filing fees related to its Registration Statement on Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and were reclassified to additional paid-in capital during the first quarter of 2015 as a further offset to the net proceeds. The Company intends to use the net proceeds to continue to fund its ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. Although sales of the Company’s common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of the Company’s public float. As of October 31, 2015, the Company’s public float was 4.0 million shares, the value of which was $17.6 million based upon the closing price of the Company’s common stock of $4.35 on October 9, 2015. The value of one-third of the Company’s public float calculated on the same basis was $5.8 million. As of October 31, 2015, the Company has the capacity to issue up to approximately $1.0 million worth of additional shares of common stock pursuant to the Sales Agreement.

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

As a result of payroll withholdings from the Company’s employees of approximately $170,000, the Company also sold 41,176 shares of common stock through its ESPP during the nine months ended September 30, 2015.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the ESPP. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2015 and 2014 (no stock options were granted during the three months ended September 30, 2015 and 2014):

	Nine Months Ended
	September 30,
	2015	2014
Common Stock Options
Risk free interest rate	1.50% - 1.87%	1.66% - 1.77%
Expected option term	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	71.99% - 76.74%	71.06% - 73.21%
Expected dividend yield	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan
Risk free interest rate	0.26%	0.05%	0.08% - 0.26%	0.05 - 0.08%
Expected option term	6 months	6 months	6 months	6 months
Expected volatility of common stock	69.64%	69.32%	62.91% - 69.64%	69.32 - 73.21%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$144,719	$105,145	$433,252	$302,569
General and administrative	226,956	198,816	694,561	489,912
Total stock-based compensation expense	$371,675	$303,961	$1,127,813	$792,481

As of September 30, 2015, there were approximately $2.7 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.22 years.

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

The Phase 3 trial is expected to enroll 200 patients at sites across the United States.  While the study is progressing according to plan at many of the clinical trial sites with previous gastroparesis study experience, overall enrollment has been slower than previously anticipated.   Although the trial sites have been screening significant numbers of subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories.  We are also facing competition for patients from four ongoing competing clinical trials that were not active when we started our Phase 3 trial.  This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials.  We project to complete trial enrollment during the first half of 2016. We will need to successfully complete this trial before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001.  FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

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

In July 2015, the FDA published draft guidance intended to assist sponsors in the clinical development of drugs for the treatment of diabetic and idiopathic gastroparesis clinical trials; Gastroparesis: Clinical Evaluation of Drugs for Treatment – Guidance for Industry, or the FDA Guidance. We believe that the FDA Guidance is consistent with the advice the FDA provided to us regarding trial design and study endpoints for our ongoing Phase 3 trials.  As a result, our Phase 3 protocol is consistent with the specific recommendations in the FDA Guidance.  In addition, the draft guidance explicitly states that there is an urgent medical need for development of drugs with a favorable risk-benefit profile to treat patients with gastroparesis and acknowledges that “patients with diabetic gastroparesis may experience further derangement of glucose control because of unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs.”  We believe these statements from the FDA Guidance support the need for the development of non-oral drugs like EVK-001 to treat the symptoms of this debilitating disease.

In August 2015, we received a letter from the FDA indicating the agency’s concurrence with our proposed pediatric study plan for EVK-001.  Pursuant to the terms of the letter, the FDA has accepted our EVK-001 pediatric study plan, which included a request for a full waiver of the requirement to conduct pediatric studies on the basis that diabetic gastroparesis is an adult disease.  We expect that the pediatric study plan will be included in our NDA submission.

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

As more fully described in Note 3 to the condensed financial statements, on December 31, 2014 we borrowed $4.5 million from Square 1 Bank, or Square 1.  In addition, as more fully described in Note 5 to the condensed financial statements, through October 31, 2015 we sold 994,585 shares of our common stock pursuant to a sales agreement, or the Sales Agreement, we entered into with MLV & Co. LLC, or MLV, and received proceeds of approximately $4.7 million, net of commissions and fees.  Under the terms of the Sales Agreement, we may sell up to $6.6 million worth of common stock, but due to SEC regulations we are only able to sell $5.8 million of our common stock as of October 31, 2015, of which, approximately $1.0 million worth of shares of common stock are still available to be sold at October 31, 2015.  Though we have such capability, we may not be able to raise additional capital on terms acceptable to us, or at all.  Any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to execute on our business plan.  In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

All of our research and development expenses to date have been incurred in connection with EVK-001. We expect our research and development expenses to increase for the foreseeable future as we advance EVK-001 through clinical development, including the conduct of our ongoing Phase 3 clinical trial. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we currently estimate that the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men will be approximately $16.5 million, of which, through September 30, 2015, $12.6 million have been incurred related to those clinical activities.  Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

There were no significant changes during the nine months ended September 30, 2015 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Research and development expenses	$1,837,743	$3,088,373	$(1,250,630)
General and administrative expenses	$819,703	$732,800	$86,903
Other expense	$77,954	$4,181	$73,773

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased by approximately $1.3 million due to the timing of the enrollment of patients into our Phase 3 clinical trial between 2014 and 2015, as well as to incurring costs of approximately $987,000 conducting a thorough ECG (QT) study of EVK-001 primarily during the third quarter of 2014.  Costs incurred in 2015 include approximately $1.3 million related to our ongoing clinical trials, and approximately $495,000 for wages, taxes and employee insurance, including approximately $145,000 of stock-based compensation expense.  Costs incurred in 2014 include approximately $2.6 million related to the clinical trials for EVK-001 and approximately $441,000 for wages, taxes and employee insurance, including approximately $105,000 of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased by approximately $87,000.  Costs incurred in 2015 primarily included approximately $424,000 for wages, taxes and employee insurance, including approximately $227,000 of stock-based compensation expense, approximately $302,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $38,000 for market research activities.  Costs incurred in 2014 primarily included approximately $392,000 for wages, taxes and employee insurance, including approximately $199,000 of stock-based compensation expense and approximately $277,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the three months ended September 30, 2015 primarily related to net interest expense associated with our Square 1 loan.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Research and development expenses	$6,445,842	$7,815,466	$(1,369,624)
General and administrative expenses	$2,821,382	$2,420,167	$401,215
Other expense	$230,087	$92,245	$137,842

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased by approximately $1.4 million primarily due to making a $500,000 payment during May 2014 to Questcor for achieving a milestone associated with the acquisition of our technology and incurring approximately $1.1 million conducting a thorough ECG (QT) study of EVK-001 primarily during the third quarter of 2014.  Costs incurred in 2015 include approximately $4.6 million related to our ongoing clinical trials, approximately $238,000 related to stability testing and the completion of the production of a commercial-size batch of EVK-001 and approximately $1.6 million for wages, taxes and employee insurance, including approximately $433,000 of stock-based compensation expense.  Costs incurred in 2014 include approximately $5.6 million related to the clinical trials for EVK-001, approximately $311,000 related to stability testing and preparation for the commercial-size production of EVK-001, the payment of $500,000 to Questcor, and approximately $1.4 million for wages, taxes and employee insurance, including approximately $303,000 of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased by approximately $401,000.  Costs incurred in 2015 primarily included approximately $1.3 million for wages, taxes and employee insurance, including approximately $695,000 of stock-based compensation expense, approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $187,000 for market research activities.  Costs incurred in 2014 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $490,000 of stock-based compensation expense and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the nine months ended September 30, 2015 primarily related to net interest expense associated with our Square 1 Bank loan.  Other expense for the nine months ended September 30, 2014 primarily related to net interest expense associated with our Silicon Valley Bank, or SVB, loan, which we repaid in May 2014, along with the write-off of approximately $38,000 of unamortized debt discount costs upon the repayment of the SVB loan.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. We have incurred losses since inception and have negative cash flows from operating activities. As of September 30, 2015, we had approximately $10.7 million in cash and cash equivalents and working capital of approximately $9.7 million.

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

In December 2014, we drew down the entire $4.5 million.  The credit facility bears interest at a fixed annual rate of 5.50%. As a result of an amendment to the credit facility effected on October 5, 2015, the interest-only payment period was extended through November 28, 2016.  The outstanding principal balance plus interest will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Square 1 in consecutive monthly installments following November 28, 2016 until the credit facility matures on November 28, 2018.  Due to the modification to the repayment terms, the credit facility has been reclassified to long-term debt at September 30, 2015.  At our option, we may prepay the outstanding principal balance of the credit facility before November 28, 2018 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our EVK-001 Phase 3 trial. In September 2015, we announced that we had met a patient enrollment covenant requiring enrollment of 75% of the projected total Phase 3 trial enrollment. After we receive positive results from the Phase 3 trial, if at all (which we must achieve on or prior to March 1, 2016), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through October 31, 2016, they will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs to complete our Phase 3 clinical trial in women and our companion clinical trial in men of EVK-001 will be approximately $16.5 million, of which, through September 30, 2015, $12.6 million have been incurred related to those clinical activities. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition, results of operations, cash flows and our ability to pursue our business strategies.

On November 13, 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through MLV, as sales agent. The sales of shares of our common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through October 31, 2015, we have sold 994,585 shares of common stock at a weighted average price per share of $4.85 pursuant to the Sales Agreement and received proceeds of approximately $4.7 million, net of commissions and fees. We incurred approximately $138,000 of legal, accounting and filing fees related to our Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and have been reclassified to additional paid-in capital as a further offset to the net proceeds. We intend to use the net proceeds to continue to fund our ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that MLV will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of October 31, 2015, our public float was 4.0 million shares, the value of which was $17.6 million based upon the closing price of our common stock of $4.35 on October 9, 2015. The value of one-third of our public float calculated on the same basis was $5.8 million. As of October 31, 2015, we have the capacity to issue up to approximately $1.0 million worth of additional shares of common stock pursuant to the Sales Agreement.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through October 31, 2016. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(8,043,365)	$(8,980,199)
Net cash provided by (used in) financing activities	$4,626,373	$(3,039,810)
Net decrease in cash and cash equivalents	$(3,416,992)	$(12,020,009)

Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the nine months ended September 30, 2015, we received net proceeds of approximately $4.6 million from the sale of 41,176 shares of common stock through our employee stock purchase plan and the sale of 932,237 shares of common stock pursuant to the Sales Agreement.  During the nine months ended September 30, 2014, we repaid our outstanding loan balance of $3.0 million to SVB and paid approximately $83,000 for origination costs related to our loan and security agreement with Square 1.

We believe that our existing cash and cash equivalents as of September 30, 2015, together with interest thereon, will be sufficient to meet our anticipated cash requirements until October 31, 2016. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through September 30, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any cancellation penalties.

Our long-term debt obligation consists of amounts we are obligated to repay under our loan and security agreement with Square 1, of which we have drawn the full amount of $4.5 million as of December 31, 2014. We began making interest-only payments in January 2015. In December 2016, we will begin making the first of 24 monthly principal and interest payments, such that the loan balance will be fully repaid in November 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2015, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through October 31, 2016, although there can be no assurance in that regard. We anticipate fully enrolling our ongoing Phase 3 clinical trial of EVK-001, which commenced in April 2014, during the first half of 2016.  If the Phase 3 trial is not enrolled on our expected timeframe, we may need to obtain additional funds to complete this trial.  We may also need to raise additional funds to finance any additional development requirements requested by the FDA.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through October 31, 2016. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Through September 30, 2015, approximately $3.2 million of the net proceeds has been used to make principal and interest payments on our prior loan with SVB, $168,000 for interest payments on our current loan with Square 1, and $15.4 million for working capital. Pending use of the net proceeds, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2013.

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

Evoke Pharma, Inc.

Date: November 12, 2015	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

4.5 (4)	Form of Warrant issued to Square 1 Bank under the Loan and Security Agreement by and between the Company and Square 1 Bank

10.1 (5)	Second Amendment to Loan and Security Agreement dated as of October 5, 2015 by and between the Company and Square 1 Bank

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2015.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.