Form 10-K
period 2015-12-31
Evoke Pharma Inc
filed 2016-03-10
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of February 29, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.0 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market of $3.43 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 29, 2016 was 7,201,774.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

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

Item 1. Business

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. We are developing EVK-001, a metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women. Diabetic gastroparesis is a GI disorder afflicting millions of sufferers worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms. Metoclopramide is the only product currently approved in the United States to treat the symptoms associated with gastroparesis, and is currently available only in oral and intravenous forms. EVK-001 is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through nasal administration.

Gastroparesis is a condition of delayed gastric emptying in the absence of mechanical obstruction. Gastroparesis results in food remaining in the stomach for a longer time than normal, yielding a variety of symptoms and systemic metabolic complications. Gastroparesis is a common problem in individuals with diabetes, but also is observed in patients with prior gastric surgery, a preceding infectious illness, pseudo-obstruction, collagen vascular disorders and anorexia nervosa. According to the American Motility Society Task Force on Gastroparesis, the prevalence of gastroparesis is estimated to be up to 4% of the United States population. Signs and symptoms of gastroparesis include nausea, early satiety, prolonged fullness, bloating, upper abdominal pain, vomiting and retching. The disorder can lead to considerable pain and discomfort, poor nutrition, impaired glycemic control and diminished quality of life. According to a 2008 study published in the American Journal of Gastroenterology, it is estimated that hospitalization costs associated with gastroparesis exceed $3.5 billion annually.

We believe nasal administration has the potential to provide our target population of gastroparesis patients with a preferred treatment option for several important reasons: (1) unlike metoclopramide tablets which may have erratic absorption due to gastroparesis itself, EVK-001 is designed to bypass the digestive system to allow for more predictable drug absorption, even when patients are vomiting; (2) the absorption of EVK-001 occurs across the thin mucosa in the nasal cavity to allow for rapid and predictable drug administration through the nasal route; and (3) for gastroparesis patients experiencing nausea, a nasal spray may be better tolerated than an oral medication.

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 subjects with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced enrollment in a Phase 3 clinical trial of EVK-001 in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis. This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days.

The Phase 3 trial is expected to enroll approximately 200 female subjects at sites across the United States. As of February 29, 2016, we had randomized 186 subjects. Overall enrollment in the trial has been slower than previously anticipated. Although the trial sites have been screening significant numbers of subjects, those with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories. We are also facing competition for subjects from other ongoing competing clinical trials that were not active when we started our Phase 3 trial. This combination of factors creates a challenge for enrollment in diabetic gastroparesis trials. We anticipate fully enrolling this clinical trial during the second quarter of 2016. We will need to successfully complete this trial before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001. FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

In addition, we are conducting a companion clinical trial with EVK-001 in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of EVK-001 in men. The male companion trial was initiated in May 2014 and is designed similarly to the Phase 3 trial in women. This trial was requested by the FDA, but is not required for submission of the EVK-001 NDA for women; however, we expect to include safety data from this trial in the NDA.

We successfully completed a thorough ECG (QT/QTc) study and reported positive results in December 2014. A QT/QTc study is a specialized clinical trial designed to assess whether a drug has the potential to prolong the QT interval. The QT interval represents the amount of time the heart’s electrical system takes to repolarize, or recharge, after each beat, and the QTc interval represents the QT interval corrected for differences in heart rate. Prolongation of the QT interval may increase the risk for cardiac arrhythmias. Data from the thorough ECG (QT/QTc) study met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.

In April 2015, we announced the completion of production of a commercial scale lot of EVK-001 as required by the FDA. With the completion of this large scale production of EVK-001, we believe we have demonstrated our ability to manufacture EVK-001 at commercial scale quantities in accordance with the FDA standards for chemistry, manufacturing and controls, or CMC. In addition to data from this recent program, we have a three-year registration stability data package from previous studies which have all met proposed specifications. We expect that these CMC datasets will be submitted as part of our NDA submission following completion of our ongoing Phase 3 clinical trial.

In July 2015, the FDA published draft guidance intended to assist sponsors in the clinical development of drugs for the treatment of diabetic and idiopathic gastroparesis, Gastroparesis: Clinical Evaluation of Drugs for Treatment – Guidance for Industry, or the FDA Guidance. We believe that the FDA Guidance is consistent with the advice the FDA has provided to us regarding trial design and study endpoints for our ongoing Phase 3 trials. As a result, our Phase 3 protocol is consistent with the specific recommendations in the FDA Guidance. In addition, the FDA Guidance explicitly states that there is an urgent medical need for development of drugs with a favorable risk-benefit profile to treat patients with gastroparesis and acknowledges that “patients with diabetic gastroparesis may experience further derangement of glucose control because of unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs.” We believe these statements from the FDA Guidance support the need for the development of non-oral drugs like EVK-001 to treat the symptoms of this debilitating disease.

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

Business Strategy

Our objective is to develop and bring to market products to treat acute and chronic GI motility disorders that are not satisfactorily treated with current therapies and that represent significant market opportunities. Our business strategy is to:

●

Continue development and pursue regulatory approval for EVK-001. We are currently conducting a Phase 3 trial of EVK-001 in female subjects suffering from diabetic gastroparesis, which if successful, will allow us to file an NDA with the FDA.

●

Seek partnerships to accelerate and maximize the potential for EVK-001. As we continue to generate data on EVK-001, we are seeking partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of EVK-001.

●

Explore building in-house capabilities to potentially commercialize EVK-001 in the United States. As EVK-001 progresses through its Phase 3 clinical program, in addition to partnering opportunities, we are evaluating the development of a specialty sales force and marketing capabilities, either internally or externally, to allow us to directly market EVK-001 in the United States, if approved by the FDA.

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

In 2004, the total cost of GI prescription drugs in the United States was $12.3 billion, and over half of this cost ($7.7 billion) was associated with drugs prescribed for Gastroesophageal Reflux Disease, or GERD. Peptic Ulcer disease, hepatitis C, irritable bowel syndrome, or IBS, and inflammatory bowel disease, or IBD, were major contributors to the remaining drug cost. Historically GI product development efforts have focused on indications with the largest patient populations such as GERD, constipation, peptic ulcers and IBS. As a result, limited innovation has occurred in other segments of the GI market, such as upper GI motility disorders, even though these disorders affect several million patients worldwide. Consequently, due to the limited treatment options available for upper GI motility disorders, we believe there is a substantial market opportunity for us to address significant unmet medical needs, initially for diabetic gastroparesis.

GI Motility Disorders

Motility disorders are one of the most common GI disorders. Motility disorders affect the orderly contractions or relaxation of the GI tract which move contents forward and prevent backwards egress. This is important in the normal movement of food through the GI tract. Motility disorders are sometimes referred to as functional GI disorders to highlight that many abnormalities in stomach function can occur even when anatomic structures appear normal. Functional GI disorders affect the upper and lower GI tract and include gastroparesis, GERD, functional dyspepsia, constipation and IBS. It has been estimated by the International Foundation for Functional Gastrointestinal Disorders that one in four people in the United States suffer from functional GI disorders, having signs and symptoms such as abdominal pain, nausea, constipation, diarrhea, bloating, decreased appetite, early satiety, swallowing difficulties, heartburn, vomiting and/or incontinence.

Gastroparesis

Gastroparesis is a debilitating, chronic condition that has a significant impact on patients’ lives. It is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction. Muscular contractions in the stomach, which move food into the intestine, may be too slow, out of rhythm or erratic. The following graph depicts the timing associated with the emptying of solids in patients with diabetic gastroparesis compared to normal individuals:

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

In gastroparesis, the stomach does not perform these functions normally, causing characteristic flares of signs and symptoms that include nausea, early satiety, prolonged fullness, bloating, upper abdominal pain, vomiting and retching. As a result of these signs and symptoms, patients may limit their food and liquid intake leading to poor nutrition, experience dehydration and electrolyte disturbances due to vomiting, and have poor blood glucose control, ultimately requiring hospitalization. If left untreated or not adequately treated, gastroparesis causes significant acute and chronic medical problems, including additional diabetic complications resulting from poor glucose control.

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

The most common identified cause of gastroparesis is diabetes mellitus. The underlying mechanism of diabetic gastroparesis is unknown, though it is thought to be related in part to neuropathic changes in the vagus nerve and/or the myenteric plexus. Prolonged elevated serum glucose levels are also associated with vagus nerve damage. The vagus nerve controls the movement of food through the digestive tract and when it is damaged, movement of food through the GI tract may be abnormal. The prevalence of diabetes in the United States is rapidly rising, with the Centers for Disease Control estimating that one in ten adults currently suffer from the disease. Sedentary lifestyles, poor dietary habits and a consequent rising prevalence of obesity are expected to cause this number to grow substantially.

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

Prevalence

In 2012, the American Diabetes Association estimated that diabetes affects approximately 29.1 million people of all ages in the United States, equating to about 9.3% of the U.S. population. Based on prevalence data, the potential gastroparesis patient pool in the United States is approximately 12 to 16 million adults with women making up 82% of this population, according to a 2007 study published in Current Gastroenterology Reports. There are 2.3 million diabetic patients with moderate or severe gastroparesis symptoms who are seeking treatment in the United States by a health care professional, according to a study presented at the Digestive Disease Week 2013 conference in Orlando, Florida. When patients do receive treatment for gastroparesis, multiple medications are frequently used to address the individual signs and symptoms of gastroparesis. For example, patients may receive anti-emetics for nausea and vomiting and opioids for abdominal pain, which can exacerbate delayed gastric emptying in patients with gastroparesis.

Unmet Needs in Gastroparesis Treatment

Market research and physician interviews demonstrate that existing treatment options for diabetic gastroparesis are inadequate and there is a high level of interest in effective outpatient options for managing patients with gastroparesis symptoms. The market is currently served by oral metoclopramide, intravenous metoclopramide, and the oral disintegrating tablet, or ODT, formulation of metoclopramide (Metozolv® ODT), with approximately 4.5 million prescriptions in the United States per year, according to IMS Health. Due to the limited availability of FDA-approved treatments for gastroparesis, physicians may resort to using medications “off-label” in an attempt to address individual symptoms experienced by patients. Off-label therapies are pharmaceuticals prescribed by physicians for an unapproved indication or in an unapproved age group, unapproved dose or unapproved form of administration. Examples of drugs used without FDA approval in gastroparesis include erythromycin and Botox® injected via endoscopic procedure directly into the lower gastric sphincter. Previously-approved drugs, such as cisapride and tegaserod, are no longer commercially available in the United States because of safety concerns. Domperidone has never been approved by the FDA but is obtained through certain compounding pharmacies for individual patients under special FDA usage rules.

EVK-001 is a non-oral, promotility and anti-emetic treatment that we believe has the potential to significantly improve the standard of care for female gastroparesis patients. If metoclopramide nasal spray is approved for the treatment of diabetic gastroparesis in women, patients and physicians will have access to an outpatient therapy that could be administered and absorbed even when patients are experiencing delayed gastric emptying or nausea and vomiting.

Our Solution: EVK-001 (Metoclopramide Nasal Spray)

We are developing EVK-001, a dopamine antagonist / mixed 5-HT3 antagonist / 5-HT4 agonist with promotility and anti-emetic effects, for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women. Since oral metoclopramide was approved by the FDA in 1980, oral and intravenous metoclopramide have been the only products approved in the United States to treat gastroparesis. EVK-001 is a novel formulation of metoclopramide offering systemic delivery by nasal administration.

We are developing the nasal formulation of metoclopramide to provide our targeted patient population with acute or recurrent symptoms of diabetic gastroparesis with a product that can be systemically delivered as an alternative to the oral or intravenous routes of administration. Nasal delivery is possible because the mucosa of the nasal cavity is a single epithelial cell layer which is well‑vascularized and allows metoclopramide molecules to be transferred directly to the systemic circulation. There is no first pass liver metabolism required prior to onset of action. Since gastroparesis is a disease that halts or slows the movement of the contents of the stomach to the small intestine, oral drug administration is often compromised. Unlike the oral tablet formulation of metoclopramide, we believe that EVK-001 may be tolerated even when patients are experiencing nausea and vomiting. The nasal formulation may also provide a predictable and consistent means of delivering metoclopramide in patients with delayed gastric emptying and/or frequent vomiting.

A nasal spray formulation of metoclopramide could offer an alternative route of administration for female patients with severe symptoms of diabetic gastroparesis receiving the parenteral formulation of metoclopramide. Following hospitalization for intravenous metoclopramide, a nasal spray formulation would also provide a non-oral option for the transition to an outpatient treatment.

Phase 2b Clinical Trial

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 subjects (71% female) with diabetic gastroparesis. Subjects in the trial were between the ages of 18 and 75, with a history of diabetes (Type 1 and Type 2) and diabetic gastroparesis, who had a baseline modified Gastroparesis Cardinal Symptom Index Daily Diary, or mGCSI-DD, of > 2 and < 4 for the seven days prior to randomization to blinded study drug (EVK-001 or placebo).

In the pre-specified analysis of the primary endpoint, mean mGCSI-DD total score change from Baseline to Week 4, by gender, there was a benefit demonstrated in female subjects that was clinically and statistically significant (p <0.025) while male subjects demonstrated a high placebo response rate. This improvement in mGCSI-DD was supported by secondary and exploratory measures of efficacy in females across the majority of parameters evaluated. Due to the results in men, the primary objective of statistical significance in the overall population was not achieved (p =0.15).

We believe this Phase 2b trial is the largest ever conducted in a diabetic gastroparesis population for any approved metoclopramide dosage forms (oral tablet, orally disintegrating tablet and intravenous). Previous metoclopramide studies enrolled small numbers of subjects and did not evaluate treatment effects by gender. For example, fewer than 130 gastroparesis subjects were enrolled across all studies included in the NDA for Reglan Tablets, a branded form of metoclopramide currently marketed in the United States by Ani Pharmaceuticals.

The results of our Phase 2b trial are consistent with what is known about the gender effects in other GI motility disorders. GI motility and functional GI disorders, including gastroparesis, are more common in females than in males. Also, healthy females generally have slower gastric emptying rates. In a study conducted at Temple University (Parkman, et al), gastric emptying of solid food in normal young women was shown to be slower than in age-matched men, even in the first 10 days of the menstrual cycle when estrogen and progesterone levels are low, and the delay in gastric emptying of solids in women appears to be primarily due to altered distal gastric motor function. One explanation may be that less vigorous antral contractions may contribute to slower breakdown of food particles and thus delay the rate of emptying.

Gastrointestinal disorders present differently in males and females and responses to therapy vary by gender. There is general consensus among thought leaders in GI motility that women have a higher prevalence of symptoms, their neural and sensory pathways differ, and hormones, such as estrogen and progesterone, play a role. While the EVK-001 Phase 2b trial is the first report of a gender- based difference in response to metoclopramide among subjects with diabetic gastroparesis, gender effects have been reported in drug studies for other GI disorders, such as IBS. For example, products such as Lotronex® (alosetron), Zelnorm® (tegaserod) and Amitiza® (lubiprostone) were approved by FDA based on effectiveness in women, but not in men.

Phase 2b Trial Design

The Phase 2b clinical trial consisted of up to a 23-day screening period and a seven-day washout period, followed by 28 days of treatment with study drug. We evaluated two dosage strengths of EVK-001: 10 mg and 14 mg; as well as placebo. The study drug was administered for the 28-day treatment period as a single nasal spray four times daily, 30 minutes before meals and at bedtime. Subjects recorded the severity of their gastroparesis symptoms in a telephonic diary using an interactive voice response system once each day. The symptoms were analyzed using a patient reported outcomes instrument, the Gastroparesis Cardinal Symptom Index Daily Diary, or GCSI-DD, developed for collecting and analyzing data to evaluate the effectiveness of treatments for gastroparesis.

The GCSI-DD contains nine signs and symptoms (nausea, retching, vomiting, stomach fullness, not able to finish a normal sized meal, feeling excessively full after meal, loss of appetite, bloating, and stomach or belly visibly larger) grouped in three subscales. The daily score is calculated as a mean of three subscale means. Additional signs and symptoms collected in the daily diary included abdominal pain, abdominal discomfort, number of hours of nausea, number of episodes of vomiting, and overall severity of gastroparesis symptoms. In close collaboration with the staff of the FDA’s Division of Gastroenterology and Inborn Errors Products and the Clinical Outcome Assessments, or COA, these additional symptom data were used to further refine the patient reported outcome instrument.

The result is the mGCSI-DD comprised of four symptoms (nausea, early satiety, bloating, and upper abdominal pain) rated from zero (none) to five (very severe). The instrument has been optimized to detect symptom variability on a severity continuum from nausea to vomiting.

Phase 2b Efficacy Results

Two patient reported outcome endpoints (mGCSI-DD and GCSI-DD) were examined in the intention-to-treat, or ITT, population based the protocol design and FDA communications:

●	The primary efficacy endpoint was the change from seven-day baseline to Week 4 of the treatment period in the mGCSI-DD total score (mean of four symptoms).
●	The second efficacy endpoint analyzed was the change from seven-day baseline to Week 4 of the treatment period in the GCSI-DD total score (mean of three subset means with a total of nine symptoms).

Although an overall improvement in symptoms was observed in EVK-001-treated subjects with diabetic gastroparesis compared to placebo, the difference was not statistically significant due to a high placebo response among male subjects. However, statistically significant improvement in gastroparesis symptoms was observed in female subjects with diabetic gastroparesis as measured by the mGCSI-DD and GCSI-DD total scores for both doses of EVK-001 compared to the placebo. The beneficial effect of treatment in females appears to be uniform. The results are consistent across the overall endpoints, the individual components, and the two dose groups.

The observed differences in efficacy were based on gender and were not due to severity of baseline disease or other demographic characteristics. No statistically significant differences were observed in efficacy between the 10 mg and 14 mg EVK-001 doses; thus the 10 mg dose was considered the lowest effective dose in this study. The table below summarizes the p -values observed for both doses of EVK-001 compared to placebo in the Phase 2b clinical trial across all subjects and for male and female subjects separately.

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

After nasal administration of the 10 mg and 20 mg doses of EVK-001, mean plasma metoclopramide concentrations increased in a dose-related manner, as did mean values for C max and AUC (inf). The absolute bioavailability of EVK-001 after nasal administration was comparable for the 10 mg (47.4%) and 20 mg (52.5%) doses as were the bioavailabilities relative to the oral tablet (60.1% and

66.5%, respectively). The graphs below illustrate the mean plasma concentrations of the active ingredient in the two doses of EVK-001 as well as the oral and injection forms.

Thorough ECG (QT/QTc) Study

We conducted a randomized, double-blind, double-dummy, four-way crossover thorough ECG (QT/QTc) study of EVK-001 in 2014. The study was designed in accordance with the FDA’s published guidance on clinical evaluation of QT/QTc interval, and compared the effects of EVK-001 on the QT/QTc interval when administered at therapeutic and supratherapeutic doses in 48 healthy female and male volunteers. Moxifloxacin, an antibiotic known to prolong the QT/QTc interval, was used as the positive control. In December 2014 we reported that data from the study met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.  The study was conducted to satisfy a safety requirement by the FDA in support of our submission of an NDA for EVK‑001.

Prior Development

From 1985 to present, we, or our predecessors, have conducted 25 clinical studies to evaluate the safety and pharmacokinetic profile of nasal spray formulations of metoclopramide in healthy volunteers and the safety, efficacy, pharmacokinetic and pharmacodynamic profile of metoclopramide nasal spray in subjects. More than 1,100 subjects have been dosed in these studies with nasal formulations of metoclopramide at doses ranging from 10 mg to 80 mg.

In one study, a Phase 2A, multicenter, randomized, open-label, parallel design study, Questcor Pharmaceuticals, Inc., or Questcor (now part of Mallinckrodt plc), compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with the FDA-approved 10 mg metoclopramide tablet. For the primary efficacy endpoint in the per protocol population analysis, a statistically significant difference in the total symptom score between baseline and week 6 for both the nasal 10 mg (p = 0.026) and nasal 20 mg (p = 0.008) cohorts compared to the oral 10 mg group was observed. Metoclopramide nasal spray was initially developed by Nastech Pharmaceutical Company, Inc. in precursor formulations to EVK-001 and subsequently acquired and developed by Questcor.

We acquired rights to this product candidate from Questcor in 2007. We then optimized the acquired formulation of metoclopramide nasal spray to improve stability and remove inactive ingredients to improve the palatability and tolerability of EVK-001 for subjects. We also developed the current formulation with excipients that are at or below the levels listed in the FDA’s Inactive Ingredient Database for nasal products. We evaluated the current formulation of EVK-001 in 378 subjects in our completed clinical trials (Phase 1 (39), Phase 2 (190), and QT/QTc (54)) and are evaluating the same formulation in our ongoing Phase 3 clinical trial. Similarly, the nasal spray pump used in our completed clinical trials was identical and is also being used in our ongoing Phase 3 clinical trial.

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

Our Ongoing Four-Week Phase 3 Clinical Trial in Female Subjects with Diabetic Gastroparesis

Based on discussions with the FDA, we are conducting one Phase 3 trial in women, which we believe, if successful, will be sufficient for NDA submission. In April 2014, we began enrolling the four-week, multicenter, randomized, double-blind, placebo-controlled, parallel Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis. We plan to enroll approximately 200 subjects at sites across the United States. The trial population will consist of female diabetic subjects with gastroparesis, identified by the presence of relevant symptoms and delayed gastric emptying. Female subjects with diabetic gastroparesis meeting the protocol-specified entry criteria are being studied in a parallel-group design with randomization in a 1:1 ratio to EVK-001 10 mg or placebo administered as a single nasal spray four times daily, 30 minutes before meals and at bedtime.

As of February 29, 2016, we had randomized 186 subjects in the Phase 3 clinical trial in women. Overall enrollment of the trial has been slower than previously anticipated. Although the trial sites have been screening significant numbers of potential subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, their gastric emptying delays are unpredictable, and their medical histories and ongoing medical problems are complex. We are also facing competition for subjects from other ongoing competing clinical trials that were not active when we started our Phase 3 trial. This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials. We anticipate fully enrolling this clinical trial during the second quarter of 2016. We will need to successfully complete this trial before we are able to submit an NDA to the FDA for EVK-001. FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

Based on our discussions with the FDA, we plan to use specific symptoms from a composite score, the Gastroparesis Symptom Assessment, or GSA, as a patient-reported outcome, or PRO, instrument to assess efficacy in this patient population. The primary efficacy endpoint for this Phase 3 clinical trial will be based upon a change from baseline in total composite score of the specific symptoms included in the GSA.

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

We have also been granted patents in the European Union for the method of use of metoclopramide via nasal delivery for gastroparesis. These patents provide protection through 2021. We have also received patents in the European Union covering the nasal use of metoclopramide for delayed onset emesis. These patents offer protection through 2017.

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

Sales and Marketing

We plan to commercialize EVK-001 in the United States alone, or in partnership with pharmaceutical companies that have established development and sales and marketing capabilities. Our strategy for EVK-001, if approved, will be to establish EVK-001 as the prescription product of choice for diabetic gastroparesis in women. If the product candidate is approved, our expectation is that EVK-001 would initially be sold to gastrointestinal and internal medicine specialists, primary care physicians and select health care providers. We may also utilize contract sales forces to assist in the marketing of EVK-001 to approved patient populations.

Manufacturing

We do not own or operate manufacturing facilities for the production of EVK-001, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our clinical trials.

In April 2015, we announced the completion of production of a commercial scale lot of EVK-001 as required by the FDA. With the completion of this large scale production of EVK-001, we believe we have demonstrated our ability to manufacture EVK-001 at commercial scale quantities in accordance with CMC. In addition to data from this recent program, we have a three-year registration stability data package from previous studies which have all met proposed specifications. These CMC datasets will be submitted as part of our NDA submission following completion of our ongoing Phase 3 clinical trial and male companion trial.

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

We expect that, if approved, EVK-001 will compete directly with metoclopramide oral, erythromycin and domperidone as a treatment for gastroparesis. Metoclopramide is the only product currently approved in the United States to treat gastroparesis. Metoclopramide is available from a number of generic pharmaceutical manufacturers as well in branded form in the United States under the tradename Reglan® Tablets from Ani Pharmaceuticals.

Previously, Propulsid® (cisapride) and Zelnorm® (tegaserod) were prescribed off-label by physicians to treat gastroparesis. Propulsid® (cisapride) was approved for use in the treatment of dyspepsia and GERD. Zelnorm® (tegaserod) was approved for use in IBS and idiopathic chronic constipation. Both of these products have been withdrawn from the market because of cardiac safety issues.

Salix Pharmaceuticals launched an orally dissolving tablet formulation of metoclopramide in 2009. Other programs in the gastroparesis pipeline include new chemical entities in earlier-stage clinical trials. In addition to our EVK-001 product candidate, we are aware of the following development candidates; all of which are in Phase 2 clinical development.

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
EVK-001	dopamine antagonist /mixed 5-HT3 antagonist 5-HT4 agonist	nasal	Evoke Pharma	Phase 3
RM-131	ghrelin agonist	sub-cutaneous	Rhythm/Allergan	Phase 2b
GSK962040	motilin agonist	oral	GlaxoSmithKline	Phase 2
TD-5108	5-HT4 receptor agonist	oral	Theravance	Phase 2
IW-9179	GC-C agonist	oral	Ironwood	Phase 2a

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

It is likely that our product candidate will be granted a Standard Review for a product that does not contain a new chemical entity. The review process may be extended to allow the FDA to request and review additional information or obtain clarification regarding information provided in the original submission. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

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

In March 2009, the FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products. The FDA’s authority to take this action is based on risk management and post market safety provisions within the Food and Drug Administration Amendments Act. The REMS consists of a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. In 2011, the FDA determined that maintaining the Medication Guide as a part of the approved labeling is adequate to address the public health concern and meets the regulatory standards.  As a result, the FDA determined that a REMS for metoclopramide is no longer required.  We intend to follow current labeling procedures to include a medication guide at the time of the NDA submission for EVK-001.

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

Coverage and Reimbursement

Sales of our products, if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-

containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Research and Development

We incurred $8.2 million and $10.0 million in research and development expenses for the years ended December 31, 2015 and 2014, respectively.

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

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, EVK-001

Our business is entirely dependent on the success of a single product candidate, EVK-001, for which we are conducting a Phase 3 clinical trial. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, EVK-001.

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

●	the FDA may disagree with the design of current and future clinical trials;
●	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
●	the results of our clinical trial may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
●	we may be required to undertake additional clinical trials and other studies of EVK-001 before we can submit an NDA, to the FDA or receive approval of the NDA;
●

subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to EVK-001, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

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

Our operations have consumed substantial amounts of cash since inception. To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements. We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through October 2016, which includes the reporting of Phase 3 trial date, although there can be no assurance in that regard. As of February 29, 2016, we had randomized 186 subjects in our ongoing Phase 3 clinical trial with female subjects.  We anticipate fully enrolling this trial during the second quarter of 2016. If the Phase 3 trial is not enrolled on our expected timeframe, we may need to raise additional funds to complete this trial.  We may also need to raise additional funds to finance any additional development requirements requested by the FDA, as well as for NDA preparation and pre-commercial activities, including marketing and manufacturing of EVK-001.

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

The results observed in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis in our Phase 2b clinical trial of EVK-001 may not be predictive of the safety and efficacy results in our ongoing Phase 3 clinical trial.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. We commenced our Phase 3 clinical trial in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis in April 2014. Our Phase 2b clinical trial of EVK-001 for the treatment of diabetic gastroparesis showed statistically significant improvement in clinically meaningful endpoints in female subjects. This was a pre-specified analysis of the primary efficacy endpoint performed on a gender subgroup of the intent to treat, or ITT, population. Due to a large placebo response in male subjects, EVK-001 did not achieve the primary endpoint in the ITT population for all subjects in this Phase 2b clinical trial.

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

We have not submitted an NDA or received regulatory approval to market any product candidates in any jurisdiction. We are not permitted to market EVK-001 in the United States until we receive approval of an NDA for the product candidate in a particular indication from the FDA. To date, we have completed one Phase 2b clinical trial for EVK-001 in diabetic subjects with gastroparesis and acquired the results from a separate Phase 2 clinical trial in diabetic subjects with gastroparesis. In the Phase 2b clinical trial that we performed ourselves, which concluded in 2011, EVK-001 failed to meet the primary endpoint for the trial. Although an overall improvement in symptoms was observed in EVK-001-treated subjects with diabetic gastroparesis compared to placebo in this Phase 2b clinical trial, the difference was not statistically significant due to a high placebo response among male subjects. The earlier Phase 2 clinical trial performed by Questcor was a multicenter, randomized, open-label, parallel design study. This head-to-head study compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with the FDA-approved 10 mg metoclopramide tablet. Although data from the earlier Phase 2 clinical trial will be referenced in the EVK-001 NDA, the open-label study design limits the importance of the efficacy results in the NDA.

We commenced our Phase 3 clinical trial in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis in April 2014. There is no guarantee that this Phase 3 clinical trial or any other future trials will be successful or that regulators will agree with our assessment of the clinical trials for EVK-001 conducted to date. In addition, we have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. The FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or preclinical or other studies.

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

The requirements that the FDA may impose on clinical trials for EVK-001 are uncertain.  However, in July 2015 the FDA published draft guidance intended to assist sponsors in the clinical development of drugs for the treatment of diabetic and idiopathic gastroparesis clinical trials, Gastroparesis:  Clinical Evaluation of Drugs for Treatment – Guidance for Industry. We believe that the FDA Guidance is consistent with the advice the FDA provided to us regarding trial design and study endpoints for our ongoing Phase 3 trials.  As a result, our Phase 3 protocol is consistent with the specific recommendations in the FDA Guidance.  In addition, the FDA Guidance explicitly states that there is an urgent medical need for development of drugs with a favorable risk-benefit profile to treat patients with gastroparesis and acknowledges that “patients with diabetic gastroparesis may experience further derangement of glucose control because of unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs.”

We are conducting one Phase 3 trial in adult female subjects with diabetic gastroparesis, which, along with the completed thorough ECG (QT) trial, we believe will be sufficient for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. In April 2014, we commenced a multicenter, randomized, double-blind, placebo-controlled, parallel-group Phase 3 clinical trial to evaluate the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days.  Although we believe successful results from this single Phase 3 clinical trial, along with the thorough ECG (QT) trial, will be sufficient to allow us to submit an NDA for EVK-001, it is possible the FDA will require additional clinical testing before submission or approval of the NDA.  In addition, based on discussions with the FDA, we also are conducting a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis which is not required for an NDA submission.  If we are unable to comply with the FDA’s requirements, we will not be able to obtain approval for EVK-001 and our ability to generate revenue will be materially impaired.

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

The Phase 3 trial is expected to enroll approximately 200 female subjects at sites across the United States.  Many of the clinical trial sites with previous gastroparesis study experience have experienced slower than previously anticipated enrollment.  Although the trial sites have been screening significant numbers of subjects with diabetic gastroparesis, these subjects typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories, making study enrollment challenging.  We are also facing competition for subjects from other ongoing competing clinical trials that were not active when we started our Phase 3 trial. This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials, though we continue to anticipate fully enrolling this trial during the second quarter of 2016. Continued delays in the enrollment and completion of the Phase 3 trial, as well as potential delays in any other clinical trials and studies, could be harmful to our business and cause us to require additional funding sooner than anticipated.

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

We have retained SynteractHCR, a contract research organization, or CRO, to conduct our ongoing Phase 3 clinical trial of EVK-001. We rely on our CRO to recruit suitable subjects to participate in the trial at each trial site. Enrollment in our Phase 3 clinical trial of EVK-001 has progressed more slowly than anticipated, and although we have undertaken additional initiatives to increase enrollment and to further assist clinical trial sites in the identification of eligible study subjects, our CRO is ultimately responsible for recruitment efforts.

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

Because we currently have only seven full-time employees, we will need to grow our organization substantially to pursue the potential commercialization of EVK-001 and to potentially conduct additional development activities. As we seek to advance EVK-001, we will need to expand our regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize EVK-001 and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2025, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products, if approved.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation, in particular due to inter partes review, introduced by the America Invents Act of 2012, which allows for quicker patent challenges decided by the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board rather than a lay jury.  As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our predecessors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our predecessors were the first to file for patent protection of such inventions One or more of these factors could possibly result in findings of invalidity or unenforceability of one or more of the patents we own.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through October 2016. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years related to completing our Phase 3 clinical trial for EVK-001, and seeking regulatory approval from the FDA to manufacture and commercialize EVK-001. Our net loss for the year ended December 31, 2015, was approximately $12.1 million. As of December 31, 2015, we had an accumulated deficit of approximately $48.1 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if EVK-001 is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial additional future capital in order to finance additional development requirements requested by the FDA, as well as for NDA preparation and pre-commercial activities, including marketing and manufacturing of EVK-001. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

Some of these factors are outside of our control. We cannot provide any assurance that our existing capital resources will be sufficient to enable us to fund the completion of our Phase 3 clinical trial and remaining development program, and, in any event, we will need to raise additional capital to submit marketing applications for and prepare for commercialization of EVK-001 should we receive product approval. We may need to raise additional funds in the near future to complete development activities for EVK-001.

We may seek additional funding through collaboration agreements and public or private financings. For example, in November 2014 we entered into a sales agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million of shares of our common stock through MLV, as sales agent. During September 2015, FBR & Co., or FBR, acquired MLV and assumed its rights and obligations under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made on The NASDAQ Capital Market under our shelf registration statement on Form S-3 filed on November 13, 2014, which was declared effective by the SEC on November 25, 2014, by means of ordinary brokers’ transactions at market prices. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 29, 2016, our public float was 4.1 million shares, the value of which was $14.6 million based upon the closing price of our common stock of $3.57 on February 22, 2016. The value of one-third of our public float calculated on the same basis was $4.8 million. We are unable to sell any further shares of common stock pursuant to the Sales Agreement due to current capacity restrictions. Furthermore, FBR is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

We have a $4.5 million loan and security agreement with Square 1 Bank, a division of Pacific Western Bank, or Square 1, that is secured by a lien covering substantially all of our personal property, excluding intellectual property. On December 31, 2014, we drew the entire $4.5 million line.  The credit facility contains affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our Phase 3 trial for EVK-001. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions. The credit facility also includes events of default, the occurrence and continuation of which provide Square 1 with the right to exercise remedies against us and the collateral securing the term loans under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $400,000 and a final judgment against us in an amount greater than $400,000. Square 1 could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of the transactions completed in connection with our initial public offering.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $43.9 million and $42.9 million, respectively, and federal research and development credits of approximately $1.5 million which could be limited if we experience an “ownership change.”

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering in September 2013, there was no public market for our common stock. An active trading market may never develop or be sustained. If an active trading market does not develop or is not sustained, it may be difficult to sell shares of our common stock at a price that is desirable or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business. Since the commencement of trading in connection with our initial public offering in September 2013 through February 29, 2016, the sale price per share of our common stock on The NASDAQ Capital Market has ranged from a low of $2.37 to a high of $14.25.

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

As of February 29, 2016, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned 43.2% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of February 29, 2016, we had 7,201,774 shares of common stock outstanding. All of these shares are freely tradable without restriction in the public market, except for 3,112,527 shares that are held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of February 29, 2016, the holders of 2,590,564 shares of our common stock are entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. In addition, holders of 84,000 shares of common stock issuable upon the exercise of warrants are also entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted by the SEC and The NASDAQ Stock Market. These rules impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices, proxy access and “say on pay” votes. As an “emerging growth company,” we are permitted to implement many of these requirements over a longer period of time.  While we are taking advantage of this option to delay implementation, we cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy approximately 2,741 square feet of office space in Solana Beach, California under a lease that we entered into in November 2013. This facility lease expires in December 2016. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market since September 25, 2013 under the symbol “EVOK.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the NASDAQ Capital Market for the period indicated:

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$4.57	$2.88
Third Quarter	$7.17	$2.54
Second Quarter	$8.00	$4.43
First Quarter	$8.32	$5.05

Year Ended December 31, 2014
Fourth Quarter	$7.00	$4.72
Third Quarter	$8.18	$4.95
Second Quarter	$10.28	$6.48
First Quarter	$13.40	$7.36

Holders of Common Stock

As of February 29, 2016, there were 29 holders of record of our common stock.

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K and in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2015 and 2014, from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2015	2014
Statement of Operations Data:
Operating Expenses:
Research and development	$8,154,144	$9,991,855
General and administrative	3,664,159	3,158,179
Total operating expenses	11,818,303	13,150,034
Loss from operations	(11,818,303)	(13,150,034)
Total other expense	(303,160)	(97,647)
Net loss	$(12,121,463)	$(13,247,681)

Net loss per common share, basic and diluted(1)	$(1.87)	$(2.20)

Weighted-average shares used to compute basic and diluted net loss per share	6,485,794	6,032,560

(1)

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the historical net loss per share, basic and diluted, and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$8,691,155	$14,155,809
Working capital	$7,689,991	$13,377,089
Total assets	$9,532,428	$15,233,079
Current liabilities	$1,834,440	$1,847,993
Long-term debt, net of current portion	$4,233,059	$4,196,422
Accumulated deficit	$(48,060,612)	$(35,939,149)
Total stockholders' equity	$3,464,929	$9,188,664

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases. We are developing EVK-001, a metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women. Diabetic gastroparesis is a GI disorder afflicting millions of sufferers worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms. Metoclopramide is the only product currently approved in the United States to treat the symptoms associated with gastroparesis, and is currently available only in oral and intravenous forms. EVK-001 is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through nasal administration.

We have evaluated EVK-001 in a multicenter, randomized, double-blind, placebo-controlled parallel-group, dose-ranging Phase 2b clinical trial in 287 subjects with diabetic gastroparesis where EVK-001 was observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. In April 2014, we commenced enrollment in a Phase 3 clinical trial of EVK-001 in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis. This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days.

The Phase 3 trial is expected to enroll approximately 200 female subjects at sites across the United States.  As of February 29, 2016, we had randomized 186 subjects. Overall enrollment has been slower than previously anticipated. Although the trial sites have been screening significant numbers of potential subjects, patients with diabetic gastroparesis typically have symptoms that vary in timing and severity, unpredictable gastric emptying delays, and complex medical histories. We are also facing competition for subjects from other ongoing competing clinical trials that were not active when we started our Phase 3 trial. This combination of factors creates a challenge for enrollment into diabetic gastroparesis trials. We anticipate fully enrolling this clinical trial during the second quarter of 2016. We will need to successfully complete this trial before we are able to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for EVK-001.  FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

We successfully completed a thorough ECG (QT/QTc) trial and reported positive results in December 2014.  A thorough ECG (QT/QTc) trial is a specialized clinical trial designed to assess whether an investigational medication has the potential to prolong the QT interval.  The QT interval represents the amount of time the heart’s electrical system takes to repolarize, or recharge, after each beat, and the QTc interval represents the QT interval corrected for differences in heart rate.  Prolongation of the QT interval may increase the risk for cardiac arrhythmias.  Data from the thorough ECG (QT/QTc) trial met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.

We are also conducting a companion clinical trial with EVK-001 in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of EVK-001 in men. The male companion trial was initiated in May 2014 and is designed similarly to the Phase 3 trial in women. This trial was requested by the FDA, but is not required for submission of the EVK-001 NDA for women, however, we expect to include safety data from this trial in the NDA submission.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, borrowings under our loan and security agreements and the sale of shares of our common stock on the NASDAQ Capital Market. We have incurred losses in each year since our inception. Our net losses were $12.1 million and $13.2 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $48.1 million and $35.9 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing EVK-001 through development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses as we complete our Phase 3 clinical trial, continue our NDA preparation and move forward with pre-commercial launch activities for at least the next two years. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of December 31, 2015 we had cash and cash equivalents of $8.7 million. We expect to be able to fund our operations through October 2016, but we will need to raise additional capital to fund any additional development requirements requested by the FDA, as well as for NDA preparation and pre-commercial activities, including marketing and manufacturing of EVK-001.  As more fully described in Note 6 to the financial statements, in November 2014 we entered into a sales agreement, or the Sales Agreement, with MLV & Co. LLC, which was subsequently acquired by FBR & Co., or FBR, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through FBR, as sales agent.  As of December 31, 2015, we had sold 1,048,507 shares of our common stock pursuant to the Sales Agreement, and received proceeds of approximately $4.9 million, net of commissions and fees. As of February 29, 2016, due to SEC regulations, we are unable to sell any further shares of our common stock under the Sales Agreement due to current capacity restrictions.  Though we may have such capability in the future, we may not be able to raise additional capital on terms acceptable to us, or at all.  Any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to execute on our business plan.  In its report on our financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

All of our research and development expenses to date have been incurred in connection with EVK-001. Upon completion of our Phase 3 clinical trial in women, we expect our research and development expenses to decrease, but the costs related to our NDA preparation activities and our pre-commercial activities, including marketing and manufacturing of EVK-001, are expected to increase. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001. However, we currently estimate that the costs of our Phase 3 clinical trial in women and our companion clinical trial in men will be approximately $16.5 million, of which, through December 31, 2015, $13.7 million have been incurred related to those clinical activities.  Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

●	per patient trial costs;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible subjects;

●	the number of subjects that participate in the trials;
●	the number of doses that subjects receive;
●	the cost of comparative agents used in trials;
●	the drop-out or discontinuation rates of subjects;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of the product candidate.

We do not yet know when EVK-001 may be commercially available, if at all.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company. We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with commercialization and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Expense

Total other expense consists primarily of interest expense incurred on our outstanding debt offset by interest income we earn on interest-bearing accounts and money market funds for cash and cash equivalents.

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

●	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
●	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

●	fees paid to CROs in connection with clinical studies;
●	fees paid to investigative sites in connection with clinical studies;

●	fees paid to CMOs in connection with the production of clinical study materials; and
●	professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of subjects, site initiation and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ materially from our estimates. To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

Prior to our initial public offering, or IPO, in September 2013, we granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The board of directors determined the fair value of the underlying common stock by considering a number of factors, including historical and projected financial results, the risks we faced at the time, the preferences of our preferred stockholders and the lack of liquidity of our common stock. Subsequent to the IPO, the exercise price of the stock options granted to our employees and members of our board of directors was determined by the closing market price of our stock on the date the stock options were granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions. The expected life of options was calculated using the simplified method, which calculates the life as the average of the contractual term of the stock option and the vesting period of the option. Due to our limited historical data as a public company, the estimated volatility is calculated based upon our historical volatility and comparable companies whose share prices are publicly available for a sufficient period of time. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued. We granted options to purchase 354,000 and 64,000 shares of common stock in 2015 and 2014, respectively.

In February 2016, we effected a one-time option exchange, wherein employees were offered the opportunity to exchange certain outstanding stock options for the grant of a lesser number of replacement stock options.  The participants received three new stock options for every four stock options tendered for exchange.  As a result, 703,500 stock options were exchanged for 527,625 replacement stock options.  The replacement stock options have a three-year vesting schedule and an exercise price of $3.04 per share, which was the closing price of our common stock on the date of the option exchange.  All other terms of the replacement stock options remain the same as the original stock options that were exchanged.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2015, we had federal and California tax net operating loss carryforwards of approximately $43.9 million and $42.9 million, respectively. The federal and California net loss carryforwards will begin to expire in 2027 and 2017, respectively, unless previously utilized. As of December 31, 2015, we also had federal and California research and development tax credit carryforwards of $1.5 million and $1.0 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely.

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

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of the exemptions provided under the JOBS Act, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)
Research and development	$8,154,144	$9,991,855	$(1,837,711)
General and administrative	$3,664,159	$3,158,179	505,980
Other expense	$303,160	$97,647	205,513

Research and Development Expenses. Research and development expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 decreased by approximately $1.8 million primarily due to making a $500,000 payment during May 2014 to Questcor for achieving a milestone associated with the acquisition of our technology and incurring an expense of approximately $1.2 million conducting the thorough ECG (QT/QTc) trial of EVK-001 primarily during the third quarter of 2014.  Costs incurred in 2015 include approximately $5.7 million related to our ongoing clinical trials, approximately $2.0 million for wages, taxes and employee insurance, including approximately $579,000 of stock-based compensation expense, and approximately $256,000 related to stability testing and the completion of the production of a commercial-size batch of EVK-001. Costs incurred in 2014 include approximately $7.1 million related to the clinical trials for EVK-001, approximately $1.9 million for wages, taxes and employee insurance, including approximately $410,000 of stock-based compensation expense, approximately $522,000 related to stability testing and preparation for the commercial-scale production of EVK-001 and the payment of $500,000 to Questcor.

Included in research and development expenses were costs of approximately $218,000 and $255,000 for the years ended December 31, 2015 and 2014, respectively, for clinical trial services incurred by a related party of one of our officers.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 increased by approximately $506,000. Costs incurred in 2015 primarily included approximately $1.8 million for wages, taxes and employee insurance, including approximately $925,000 of stock-based compensation expense, approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $187,000 for market research activities.  Costs incurred in 2014 primarily included approximately $1.5 million for wages, taxes and employee insurance, including approximately $692,000 of stock-based compensation expense and approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense. Other expense for the year ended December 31, 2015 related to net interest expense associated with our Square 1 Bank loan.  Other expense for the year ended December 31, 2014 primarily related to net interest expense associated with our Silicon Valley Bank, or SVB, loan, which we repaid in May 2014, along with the write-off of unamortized debt discount costs upon the repayment of the SVB loan.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements. During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions. During 2015, we received net proceeds of approximately $5.0 million from the sale of common stock through our Sales Agreement with FBR and, to a lesser extent, our Employee Stock Purchase Plan, or ESPP.  We have incurred losses since inception and have negative cash flows from operating activities. As of December 31, 2015, we had approximately $8.7 million in cash and cash equivalents and working capital of approximately $7.7 million.

In June 2012, we entered into a $3 million loan and security agreement with SVB, collateralized by our personal property and containing only non-financial covenants. By January 2013, we had been advanced the entire $3 million to fund working capital. Interest on advances under the agreement was at a fixed interest rate equal to 4.50%. Advances under the loan and security agreement had an interest-only period through December 31, 2013, and had a 24-month payback period that commenced in January 2014. In connection with the loan and security agreement, we issued a warrant to SVB, which is immediately exercisable for an aggregate of 12,000 shares of our common stock, at an exercise price of $7.50 per share.

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

On May 28, 2014, we entered into a $4.5 million loan and security agreement, or the credit facility, with Square 1 Bank, a division of Pacific Western Bank (Square 1), pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures.

In December 2014, we drew down the entire $4.5 million.  The credit facility bears interest at a fixed annual rate of 5.50%. As a result of an amendment to the credit facility effected in October 2015, the interest-only payment period was extended through November 28, 2016.  The outstanding principal balance plus interest will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Square 1 in consecutive monthly installments following November 28, 2016 until the credit facility matures on November 28, 2018.  Payment of principal and interest for the years ended December 31, 2016, 2017 and 2018 are approximately $458,000, $2.4 million and $2.1 million, respectively.  At our option, we may prepay the outstanding principal balance of the credit facility before November 28, 2018 without penalty or premium.

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our EVK-001 Phase 3 trial. In September 2015, we announced that we had met a patient enrollment covenant requiring enrollment of 75% of the projected total Phase 3 trial enrollment. Prior to receiving positive results from the Phase 3 trial, we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 4.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1.  After we receive positive results from the Phase 3 trial, if at all (which we must achieve on or prior to September 30, 2016), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

We expect to continue to incur significant expenses for at least the next several years. In the near-term, we anticipate that our expenses will increase substantially as we:

●	continue our clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014;
●	continue the preparation of the commercial manufacturing process;
●	continue our NDA preparation process;
●	continue our pre-commercial launch activities;
●	maintain, expand and protect our intellectual property portfolio; and
●	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through October 2016, which includes the reporting of Phase 3 trial data, they will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001 for potential commercialization. However, we currently estimate the costs of our Phase 3 clinical trial in women and our companion clinical trial in men of EVK-001 will be approximately $16.5 million, of which, through December 31, 2015, $13.7 million have been incurred related to those clinical activities. Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition, results of operations, cash flows and our ability to pursue our business strategies.

On November 13, 2014, we entered into the Sales Agreement with MLV, pursuant to which we may sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through MLV, as sales agent. During September 2015, FBR acquired MLV and assumed its rights and obligations under the Sales Agreement.  The sales of shares of our common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through December 31, 2015, we have sold 1,048,507 shares of common stock at a weighted average price per share of $4.78 pursuant to the Sales Agreement and received proceeds of approximately $4.9 million, net of commissions and fees. We incurred approximately $138,000 of legal, accounting and filing fees related to our Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and have been reclassified to additional paid-in capital as a further offset to the net proceeds. We intend to use the net proceeds to continue to fund our ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. Although sales of our common stock have taken place pursuant to the Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 29, 2016, our public float was 4.1 million shares, the value of which was $14.6 million based upon the closing price of our common stock of $3.57 on February 22, 2016. The value of one-third of our public float calculated on the same basis was $4.8 million. As of February 29, 2016, we are unable to sell any further shares of common stock pursuant to the Sales Agreement due to current capacity restrictions.

In addition, we will not be able to make future sales of our common stock pursuant to the Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the Sales Agreement. Furthermore, FBR is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the Sales Agreement.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through October 2016. This period could be shortened if there are any significant increases in planned spending on our EVK-001 development program or more rapid progress of our ongoing Phase 3 clinical trial than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The following table summarizes our cash flows for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(10,495,838)	$(11,501,072)
Net cash provided by financing activities	$5,031,184	$1,460,190
Net decrease in cash and cash equivalents	$(5,464,654)	$(10,040,882)

Operating Activities. The primary use of our cash has been to fund our operations.

Financing Activities. During the year ended December 31, 2015, we received net proceeds of approximately $5.0 million from the sale of 41,176 shares of common stock through our ESPP and the sale of 1,048,507 shares of common stock pursuant to the Sales Agreement.  During the year ended December 31, 2014, we repaid our outstanding loan balance of $3.0 million to SVB, drew down a $4.5 million loan from Square 1 and paid approximately $83,000 for origination costs related to our loan and security agreement with Square 1.

We believe that our existing cash and cash equivalents as of December 31, 2015, together with interest thereon, will be sufficient to meet our anticipated cash requirements until October 2016. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through December 31, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to CROs. The contracts with CROs generally are cancellable, with notice, at our option and do not have any cancellation penalties.

Our long-term debt obligation consists of amounts we are obligated to repay under our loan and security agreement with Square 1, of which we drew down the entire $4.5 million line as of December 31, 2014. We began making interest-only payments in January 2015. In December 2016, we will begin making the first of 24 monthly principal and interest payments, such that the loan balance will be fully repaid in November 2018. We expect to incur approximately $270,000, $183,000 and $57,000 of interest charges in 2016, 2017 and 2018, respectively.

In November 2013, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on December 1, 2013 and was amended in October 2015 to extend the expiration date to December 31, 2016. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2015, future minimum lease payments for our operating lease are approximately $113,000 for the year ending December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2015 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our cash and cash equivalents, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2015 and 2014.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the report of our independent registered public accounting firm are included in this report on the pages indicated in Item 15 of Part IV of this Annual Report on Form 10-K.

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

As required by Securities and Exchange Commission Rule 13a-15(b), as of December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

(b) See Exhibit Index.

(c) See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Evoke Pharma, Inc.

Solana Beach, CA

We have audited the accompanying balance sheets of Evoke Pharma, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evoke Pharma, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

San Diego, CA

March 10, 2016

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$8,691,155	$14,155,809
Prepaid expenses	833,276	931,461
Other current assets	—	137,812
Total current assets	9,524,431	15,225,082
Other assets	7,997	7,997
Total assets	$9,532,428	$15,233,079

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$927,606	$1,011,629
Accrued compensation	760,782	697,245
Other current liabilities	—	12,313
Current portion of long-term debt	146,052	126,806
Total current liabilities	1,834,440	1,847,993
Long-term debt, net of current portion	4,233,059	4,196,422
Total liabilities	6,067,499	6,044,415

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2015 and 2014; issued and outstanding shares — 0 at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2015 and 2014; issued and outstanding shares — 7,201,774 and 6,112,091 at December 31, 2015 and 2014, respectively	720	611
Additional paid-in capital	51,524,821	45,127,202
Accumulated deficit	(48,060,612)	(35,939,149)
Total stockholders' equity	3,464,929	9,188,664
Total liabilities and stockholders' equity	$9,532,428	$15,233,079

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2015	2014
Operating expenses:
Research and development	$8,154,144	$9,991,855
General and administrative	3,664,159	3,158,179
Total operating expenses	11,818,303	13,150,034
Loss from operations	(11,818,303)	(13,150,034)
Other expense	(303,160)	(97,647)
Net loss	$(12,121,463)	$(13,247,681)
Net loss per common share, basic and diluted	$(1.87)	$(2.20)

Weighted-average shares used to compute basic and diluted net loss per share	6,485,794	6,032,560

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity

			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Common Stock		Capital	Deficit	Equity
	Shares	Amount
Balance at December 31, 2013	6,096,752	$610	$43,874,119	$(22,691,468)	$21,183,261
Stock-based compensation expense	—	—	1,102,087	—	1,102,087
Issuance of common stock upon exercise of warrant	2,795	—	—	—	—
Issuance of common stock upon exercise of stock option	5,250	—	1,522	—	1,522
Issuance of common stock from employee stock purchase plan	7,294	1	41,352	—	41,353
Fair market value of issued warrant	—	—	108,122	—	108,122
Net loss	—	—	—	(13,247,681)	(13,247,681)
Balance at December 31, 2014	6,112,091	611	45,127,202	(35,939,149)	9,188,664
Stock-based compensation expense	—	—	1,504,356	—	1,504,356
Issuance of common stock from At-The-Market offering, net	1,048,507	105	4,723,467	—	4,723,572
Issuance of common stock from employee stock purchase plan	41,176	4	169,796	—	169,800
Net loss	—	—	—	(12,121,463)	(12,121,463)
Balance at December 31, 2015	7,201,774	$720	$51,524,821	$(48,060,612)	$3,464,929

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(12,121,463)	$(13,247,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,504,356	1,102,087
Non-cash interest	55,883	59,982
Deferred rent expense	(12,313)	5,483
Change in operating assets and liabilities:
Prepaid expenses and other assets	98,185	(287,503)
Accounts payable and accrued expenses	(20,486)	866,560
Net cash used in operating activities	(10,495,838)	(11,501,072)

Financing activities
Proceeds from bank line of credit	—	4,500,000
Payment on bank line of credit	—	(3,000,000)
Costs paid in connection with loan origination	—	(82,685)
Proceeds from issuance of common stock, net	5,031,184	42,875
Net cash provided by financing activities	5,031,184	1,460,190
Net increase (decrease) in cash and cash equivalents	(5,464,654)	(10,040,882)
Cash and cash equivalents at beginning of period	14,155,809	24,196,691
Cash and cash equivalents at end of period	$8,691,155	$14,155,809

Supplemental disclosure of cash flow information
Cash paid for interest	$230,313	$58,790
Non-cash financing activities Deferred financing costs paid in prior year	$137,812	$ —

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

The Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced significant losses since its inception, including net losses of $12.1 million and $13.2 million for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company had an accumulated deficit of $48.1 million, approximately $8.7 million in cash and cash equivalents, and $4.5 million in borrowings under its bank credit facility.  Substantially all the Company’s net losses have resulted from costs incurred in connection with its research and development programs and its general and administrative costs to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. In its report on the Company’s financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

The Company expects to continue to incur net losses for at least the next several years.  The Company will need to raise additional debt or equity financing to fund any additional development requirements requested by the U.S. Food and Drug Administration (“FDA”), as well as for new drug application (“NDA”) preparation and pre-commercial activities, including marketing and manufacturing of EVK-001. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

The Company also relies on clinical research organizations (“CROs”) to manage and recruit subjects for its clinical trials.  If these CROs are unable to continue managing the clinical trials, or are unable to recruit the sufficient number of subjects, the delays could adversely affect the completion of the trials and the timing of the filing of the Company’s NDA with the FDA.

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

Deferred Offering Costs

Deferred offering costs of approximately $138,000, which primarily consist of legal, accounting and filing fees relating to the Company’s Form S-3 filed in November 2014, have been capitalized and are included in other current assets as of December 31, 2014 on the accompanying balance sheet. The deferred offering costs were offset against the proceeds from the January 2015 offering described in Note 6.

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

The Company bases its expense accruals related to clinical studies on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on its behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of subjects, site initiation and the completion of clinical study milestones. Service providers typically invoice the Company monthly in arrears for services performed. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that have begun to be incurred, or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ materially from estimates. To date, the Company has not experienced significant changes in estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, no assurance can be made that changes to the estimates will not be made in the future as the Company becomes aware of additional information about the status or conduct of clinical studies and other research activities.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 45,000 and 70,625 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the years ended December 31, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. In addition to the shares subject to repurchase, dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the Company’s employee stock purchase plan. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year Ended December 31,
	2015	2014
Common stock subject to repurchase	45,000	70,625
Warrants to purchase common stock	118,881	118,881
Common stock options	1,037,500	683,500
Employee stock purchase plan	22,818	12,627
Total excluded securities	1,224,199	885,633

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ending December 31, 2016.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount.  The guidance becomes effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with an option for early adoption.  The Company chose to early adopt this standard during the quarter ended June 30, 2015 as it simplifies the presentation of the Company’s financial statements. ASU 2015-03 requires a retroactive method of adoption, and therefore, the Company has reclassified $23,624 from other current assets to current portion of long-term debt and $45,026 from other assets to long-term debt, net of current portion as of December 31, 2014.  The adoption of ASU 2015-03 had no impact on the Statements of Operations or Cash Flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740):  Balance Sheet Classification of Deferred Taxes.  This guidance requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The new accounting guidance is effective for annual reporting periods beginning after December 31, 2016 and interim periods therein.  Early adoption is permitted as of the beginning of interim or annual reporting periods.  The Company chose to early adopt this standard prospectively in 2015 and no adjustment was made to prior periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s financial statements.

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

On May 28, 2014, the Company entered into a $4.5 million loan and security agreement (the “credit facility”) with Square 1 Bank, a division of Pacific Western Bank (“Square 1”), pursuant to which Square 1 agreed to make term loans available to the Company for general corporate and working capital purposes and for capital expenditures.

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

The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of our EVK-001 Phase 3 trial. In September 2015, we announced that we had met a patient enrollment covenant requiring enrollment of 75% of the projected total Phase 3 trial enrollment. Prior to receiving positive results from the Phase 3 trial, we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 4.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1.  After we receive positive results from the Phase 3 trial, if at all (which we must achieve on or prior to September 30, 2016), we must either maintain a ratio of our cash at Square 1 to our cash burn over the preceding month of at least 3.00 to 1.00, or we must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

Future maturities of long-term debt and interest payments under the credit facility as of December 31, 2015 are set forth below:

2016	$457,687
2017	2,432,904
2018	2,119,935
Total minimum payments	5,010,526
Less amounts representing interest	(510,526)
Gross balance of outstanding debt	4,500,000
Less debt discount (1)	(73,978)
Less origination costs	(46,911)
Total carrying value	4,379,111
Less current portion	(146,052)
Total carrying value, long-term portion	$4,233,059

(1)	Represents the initial fair value of the detachable warrants to purchase common stock issued in connection with the term debt, net of amortization.

Total interest incurred under the loan and security agreements for the years ended December 31, 2015 and 2014 (excluding amortization of debt discount and loan origination costs) was $250,938 and $47,165, respectively.

4. Commitments

In November 2013, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on December 1, 2013 and was amended in October 2015 to extend the expiration date to December 31, 2016. Although rent payments did not commence until December 2013, the Company took possession of the facility in November 2013 to move into the facility. The lease contains annual rent increases and the Company received lease incentives in the form of rent abatements and a moving allowance.

Rent expense for 2015 and 2014 was $81,381 and $81,086, respectively. The Company also pays pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2015, the Company has future minimum lease payments under its operating lease in 2016 of approximately $113,000.

5. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an Asset Purchase Agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt, plc, (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments made to Questcor, the Company may also be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million. These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

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

6. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2015 or 2014.

Common Stock

As of December 31, 2015, there were 7,201,774 shares of common stock outstanding.  Each share of common stock is entitled to one vote.  The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company.  To date, no dividends have been declared.

On November 13, 2014, the Company entered into an At Market Sales Agreement (“Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $6.6 million worth of shares of common stock through MLV as sales agent. During September 2015, FBR & Co. (“FBR”), acquired MLV and assumed its rights and obligations under the Sales Agreement. The sales of shares of the Company’s common stock made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. During the year ended December 31, 2015, the Company sold 1,048,507 shares of common stock at a weighted average price per share of $4.78 pursuant to the Sales Agreement and received proceeds of approximately $4.9 million, net of commissions and fees. The Company incurred approximately $138,000 of legal, accounting and filing fees related to its Registration Statement on Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and were reclassified to additional paid-in capital during the first quarter of 2015 as a further offset to the net proceeds. The Company intends to use the net proceeds to continue to fund its ongoing Phase 3 clinical trial and for general corporate purposes.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. Although sales of the Company’s common stock have taken place pursuant to the Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Sales Agreement, is limited to an aggregate of one-third of the Company’s public float. As of February 29, 2016, the Company’s public float was 4.1 million shares, the value of which was $14.6 million based upon the closing price of the Company’s common stock of $3.57 on February 22, 2016. The value of one-third of the Company’s public float calculated on the same basis was $4.8 million. As of February 29, 2016, the Company was unable to sell any further shares of common stock pursuant to the Sales Agreement due to current capacity restrictions.

In addition, the Company will not be able to make future sales of common stock pursuant to the Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the Sales Agreement. Furthermore, FBR is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on the Company’s assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. The Company has no obligation to sell the remaining shares available for sale pursuant to the Sales Agreement.

As a result of payroll withholdings from the Company’s employees of approximately $170,000, the Company also sold 41,176 shares of common stock through its Employee Stock Purchase Plan (“ESPP”) during the year ended December 31, 2015.

Warrants

The Company has issued warrants to purchase common stock to banks that have loaned funds to the Company, as well as to representatives of the underwriters of the Company’s initial public offering and certain of its affiliates.  A summary of the Company’s warrant activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2014	118,881	$16.73	5.35
Issued	—	—	—
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at December 31, 2015	118,881	$16.73	4.35

Stock Options

The Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) in May 2007 under which 450,000 shares of common stock were reserved for issuance to employees, nonemployee directors and consultants of the Company. As of December 31, 2015, no options were available for future grant under this plan.

In August 2013, the Company adopted the 2013 Equity Incentive Award Plan (the “2013 Plan”) as a successor to the 2007 Plan. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. A total of 510,000 shares of common stock were initially reserved for issuance under the 2013 Plan. In addition, the number of shares of common stock available for issuance under the 2013 Plan will be annually increased on the first day of each fiscal year during the term of the 2013 Plan, beginning with the 2014 fiscal year, by an amount equal to the least of: (i) 300,000 shares; (ii) four percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. As a result of such calculation, since the 2013 Plan originated, the Company has increased the number shares reserved for issuance under the 2013 Plan by 488,354 shares.  As of December 31, 2015, 78,854 options remain available for future grant under the 2013 Plan.  On January 1, 2016, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 288,071 shares, making 366,925 options available for future grant under the 2013 Plan.

Options granted under the 2007 Plan and 2013 Plan have ten year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 354,000 and 64,000 shares of common stock in 2015 and 2014, respectively. The exercise price of all options granted during the years ended December 31, 2015 and 2014 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2007 Plan and 2013 Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2014	683,500	$7.67	8.45	$649,000
Granted	354,000	$6.25	9.20	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2015	1,037,500	$7.19	8.04	$342,200
Vested and expected to vest at December 31, 2015	1,037,500	$7.19	8.04	$342,200
Exercisable at December 31, 2015	530,079	$6.80	7.50	$342,200

The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $3.30 and $5.90 at December 31, 2015 and 2014, respectively, and the contractual exercise price.

The 2007 Plan permits the early exercise of options, but the Company has the option to repurchase any unvested shares at the original purchase price (the exercise price paid by the purchaser) upon any voluntary or involuntary termination. The shares of common stock issued from the exercise of stock options are restricted and vest over time or on the achievement of certain milestones. Any unvested shares immediately vest in the event of termination for reasons other than cause, and vesting accelerates in the event of a merger, sale, or other change in control of the Company. Of the total 332,000 stock options exercised, 287,000 were vested as of December 31, 2015 and 2014. The remaining 45,000 exercised stock options vest upon the submission of the NDA for EVK-001.

The total intrinsic value of the stock option exercised based upon a common stock of $6.73 on the date of exercise was $33,810 for the year ended December 31, 2014.  There were no options exercised in 2015.

The Company had the following nonvested options under the 2007 Plan and 2013 Plan:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	424,419	$9.02
Granted	354,000	$4.03
Vested	(270,998)	$8.07
Expired/Forfeited	—	—
Nonvested at December 31, 2015	507,421	$7.60

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the Company’s ESPP. The Company measures stock-based compensation expense based on the grant-date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the two years ended December 31, 2015:

	Year Ended December 31,
	2015	2014
Risk free interest rate	1.50% - 1.87%	1.66% - 1.77%
Expected option term	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	71.99% - 76.74%	71.06% - 73.21%
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2015 and 2014, was $4.03 and $4.76, respectively.

In February 2016, the Company effected a one-time option exchange, wherein employees were offered the opportunity to exchange certain outstanding stock options for the grant of a lesser number of replacement stock options.  The participants received three new stock options for every four stock options tendered for exchange.  As a result, 703,500 stock options were exchanged for 527,624 replacement stock options.  The 175,876 stock options that were not reissued may be granted in the future.  The replacement stock options have a three-year vesting schedule and an exercise price of $3.04 per share, which was the closing price of the Company’s common stock on the date of the option exchange.  All other terms of the replacement stock options remain the same as the original stock options that were exchanged. As a result of this transaction, the Company will recognize an incremental stock-based compensation expense of approximately $4,700 at the time of the transaction and an additional approximately $141,000 of stock-based compensation expense over the three-year vesting term of the exchanged options.

Employee Stock Purchase Plan

On June 13, 2013, the Company’s board of directors adopted the ESPP, and the Company’s stockholders approved the ESPP on August 29, 2013. The ESPP became effective on the day prior to the effectiveness of the IPO. The ESPP permits participants to purchase the Company’s common stock at 85% of the fair market value through payroll deductions of up to 20% of their eligible compensation. A total of 30,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP is annually increased on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of: (i) 30,000 shares; (ii) one percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. As a result, the Company increased the number shares reserved for issuance under the ESPP by 30,000 shares on each of January 1, 2015 and 2014.  During 2015 and 2014, 41,176 and 7,294 shares of common stock, respectively, were issued under the ESPP.  As of December 31, 2015, 41,530 shares remain available for future issuance under the ESPP. On January 1, 2016, the Company further increased the number of shares reserved for future issuance under the ESPP by 30,000 shares, making 71,530 shares available for future issuance under the ESPP after that increase.

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the year ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Risk free interest rate	0.08% - 0.26%	0.05% - 0.08%
Expected term	6 months	6 months
Expected volatility of common stock	62.91% - 69.64%	69.32% - 73.21%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Year Ended December 31,
	2015	2014
Research and development	$579,078	$410,150
General and administrative	925,278	691,937
Total stock-based compensation expense	$1,504,356	$1,102,087

As of December 31, 2015, there was approximately $2.3 million of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 1.13 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Stock options issued and outstanding	1,037,500	683,500
Authorized for future option grants	78,854	188,370
Warrants to purchase common stock	118,881	118,881
Authorized for employee stock purchase plan	41,530	52,706
Total common stock reserved for future issuance	1,276,765	1,043,457

7. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2015 and 2014, the Company adopted Safe Harbor 401(k) provisions.  In order to maintain the Plan’s compliance with Internal Revenue Service regulations, approximately $20,000 was contributed to the accounts of certain employees for the year ended December 31, 2014 and approximately $6,700 will be contributed to the accounts of certain employees for the year ended December 31, 2015.

8. Income Taxes

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”).  The application of income tax law and regulations is inherently complex.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in its financial statements.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheets at December 31, 2015 and 2014. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(%)	(%)
Federal statutory rate	34.0	34.0
Change in valuation allowance	(1.6)	(1.6)
State income taxes, net of federal effect	5.8	5.8
Research and development credits	4.1	5.0
Removal of net operating loss and other credits	(39.2)	(41.2)
Stock compensation and other permanent items	(3.1)	(2.0)
Effective income tax rate	0.0	0.0

 Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $17.4 million and a research and development credit of approximately $2.1 million generated through December 31, 2015 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Acquired technology	$276,000	$317,000
Stock compensation expense	430,000	223,000
Accruals and other	124,000	105,000
Total deferred tax assets	830,000	645,000
Less valuation allowance	(830,000)	(645,000)
Net deferred tax assets	$—	$—

At December 31, 2015, the Company has federal and California net operating loss carryforwards of approximately $43.9 million and $42.9 million, respectively. The federal and California loss carryforwards begin to expire in 2027 and 2017, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1.5 million and $1.0 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely.

9. Related Party Transactions

An officer of the Company serves on the executive management team of a CRO that provided clinical trial services to the Company.  For the years ended December 31, 2015 and 2014, the Company incurred an aggregate of approximately $218,000, and $255,000, respectively, in fees for these services.  As of December 31, 2015, accounts payable did not include any related party transactions.  As of December 31, 2014, accounts payable included approximately $22,000 of related party transactions.

10. Subsequent Events

For the purposes of the financial statements as of December 31, 2015 and the year then ended, the Company has evaluated subsequent events through the date the audited annual financial statements were issued.  The Company has concluded that no subsequent event has occurred other than what has been disclosed.

11. Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2015 and 2014 are as follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2015
Research and development expense	$2,419,961	$2,188,138	$1,837,743	$1,708,302
General and administrative expense	$1,025,261	$976,418	$819,703	$842,777
Net loss	$(3,520,748)	$(3,241,163)	$(2,735,400)	$(2,624,152)
Net loss per common share, basic and diluted (1)	$(0.58)	$(0.52)	$(0.42)	$(0.37)
Weighted average shares outstanding, basic and diluted	6,103,783	6,212,803	6,494,845	7,123,163

2014
Research and development expense	$1,852,116	$2,874,977	$3,088,373	$2,176,388
General and administrative expense	$1,070,479	$616,888	$732,800	$738,012
Net loss	$(2,955,484)	$(3,547,040)	$(3,825,354)	$(2,919,803)
Net loss per common share, basic and diluted (1)	$(0.49)	$(0.59)	$(0.63)	$(0.48)
Weighted average shares outstanding, basic and diluted	6,002,936	6,027,672	6,054,250	6,065,841

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOKE PHARMA, INC.

Date: March 10, 2016	By:	/s/ David A. Gonyer
David A. Gonyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer	President, Chief Executive Officer and Director (principal executive officer)	March 10, 2016
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	Executive Vice President, Chief Business Officer, Treasurer	March 10, 2016
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 10, 2016
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 10, 2016
Todd C. Brady, M.D., Ph.D.

/s/ Scott L. Glenn	Director	March 10, 2016
Scott L. Glenn

/s/ Malcolm R. Hill, Pharm. D.	Director	March 10, 2016
Malcolm R. Hill, Pharm. D.

/s/ Ann D. Rhoads	Director	March 10, 2016
Ann D. Rhoads

/s/ Kenneth J. Widder, M.D.	Director	March 10, 2016
Kenneth J. Widder, M.D.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

4.1(3)	Form of the Company’s Common Stock Certificate

4.2(4)	Investor Rights Agreement dated as of June 1, 2007

4.3(4)	Warrant dated February 7, 2007 issued by the Company to Square 1 Bank

4.4(4)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.5(3)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

4.6(9)	Form of Warrant issued to Square 1 Bank under the Loan and Security Agreement by and between the Company and Square 1 Bank.

10.1(4)	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and Matthew D’Onofrio

10.4(4)	2007 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.5(1)	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.6(5)	2013 Employee Stock Purchase Plan

10.7(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.8(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.9†(6)	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.10(4)	Loan and Security Agreement, dated as of June 1, 2012, between Company and Silicon Valley Bank

10.11(8)	Second Amendment to Master Services Agreement, dated as of November 25, 2013, between the Company and SynteractHCR, Inc.

10.12(8)	Standard Office Lease, dated as of November 26, 2013, between the Company and Beckman/Lomas, LLC

10.13(7)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.14(8)	Third Amendment to Master Services Agreement, dated as of January 29, 2014, between the Company and SynteractHCR, Inc.

10.15(9)	Loan and Security Agreement, dated as of May 28, 2014, by and between the Company and Square 1 Bank.

10.16(10)	At Market Issuance Sales Agreement, dated as of November 13, 2014, between the Company and MLV & Co. LLC.

10.17(11)	First Amendment to Loan and Security Agreement dated as of May 11, 2015 by and between the Company and Square 1 Bank

10.18	Lease Extension and Modification Agreement, dated as of August 21, 2015, between the Company and Beckman/Lomas, LLC

10.19(12)	Second Amendment to Loan and Security Agreement dated as of October 5, 2015 by and between the Company and Square 1 Bank

10.20#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 28, 2016

Exhibit Number	Description of Exhibit

10.21(13)	Third Amendment to Loan and Security Agreement dated as of February 29, 2016 by and between the Company and Pacific Western Bank (as successor to Square 1 Bank)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(3)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2013.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2014.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on November 13, 2014.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.