Form 10-Q
period 2016-03-31
Evoke Pharma Inc
filed 2016-05-11
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the registrant had 7,240,918 shares of Common Stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,099,698	$8,691,155
Prepaid expenses	764,721	833,276
Other current assets	7,997	—
Total current assets	6,872,416	9,524,431
Other assets	—	7,997
Total assets	$6,872,416	$9,532,428

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,243,262	$927,606
Accrued compensation	482,505	760,782
Current portion of long-term debt	708,552	146,052
Total current liabilities	2,434,319	1,834,440
Long-term debt, net of current portion	3,680,921	4,233,059
Total liabilities	6,115,240	6,067,499

Stockholders' Equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares - 7,235,841 and 7,201,774 at March 31, 2016 and December 31, 2015, respectively	724	720
Additional paid-in capital	52,042,473	51,524,821
Accumulated deficit	(51,286,021)	(48,060,612)
Total stockholders' equity	757,176	3,464,929
Total liabilities and stockholders' equity	$6,872,416	$9,532,428

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$2,015,076	$2,419,961
General and administrative	1,137,753	1,025,261
Total operating expenses	3,152,829	3,445,222
Loss from operations	(3,152,829)	(3,445,222)
Other expense	(72,580)	(75,526)
Net loss	$(3,225,409)	$(3,520,748)
Net loss per common share, basic and diluted	$(0.45)	$(0.58)

Weighted-average shares used to compute basic and diluted net loss per share	7,168,005	6,103,783

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating activities
Net loss	$(3,225,409)	$(3,520,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	418,912	371,600
Non-cash interest	10,362	15,174
Deferred rent expense	—	(3,298)
Change in operating assets and liabilities:
Prepaid expenses and other assets	68,555	73,333
Accounts payable and accrued expenses	37,379	68,870
Net cash used in operating activities	(2,690,201)	(2,995,069)

Financing activities
Proceeds from issuance of common stock, net	98,744	531,620
Net cash provided by financing activities	98,744	531,620
Net decrease in cash and cash equivalents	(2,591,457)	(2,463,449)
Cash and cash equivalents at beginning of period	8,691,155	14,155,809
Cash and cash equivalents at end of period	$6,099,698	$11,692,360

Supplemental disclosure of cash flow information
Interest paid	$62,563	$41,250

Non-cash financing activities
Deferred financing costs paid in prior year	—	$137,812

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

The Company expects to continue to incur net losses for at least the next several years.  The Company will need to raise additional debt or equity financing to fund any additional development requirements requested by the U.S. Food and Drug Administration (“FDA”), as well as for new drug application (“NDA”) preparation, pre-commercial activities, including marketing and manufacturing of EVK-001 and payment of technology acquisition milestones.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs.  Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

2.  Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.  In its report on the Company’s financial statements for the year ended December 31, 2015, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted.  The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued.  The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation.  This decision was based on the lack of relevant historical data due to the Company’s limited historical experience.  In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future.

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

Included in research and development expenses for the three months ended March 31, 2015 were costs of $88,025 for clinical trial services incurred by a related party of one of the Company’s officers.  There were no related party costs incurred during the three months ended March 31, 2016.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase.  The Company has excluded 45,000 shares subject to repurchase from the weighted-average number of common shares outstanding for each of the three months ended March 31, 2016 and 2015.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Common stock subject to repurchase	45,000	45,000
Warrants to purchase common stock	118,881	118,881
Common stock options	1,161,624	983,500
Employee stock purchase plan	2,760	3,322
Total excluded securities	1,328,265	1,150,703

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for leases for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  This guidance changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the impact of this guidance on its financial statements and the timing of adoption.

3.  Debt

In May 2014, the Company entered into a $4.5 million loan and security agreement (the “credit facility”) with Square 1 Bank, a division of Pacific Western Bank (“Square 1”), pursuant to which Square 1 agreed to make term loans available to the Company for general corporate and working capital purposes and for capital expenditures.

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

The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries created in the future.  The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and meet certain covenants with respect to enrollment and results of its EVK-001 Phase 3 trial.  In September 2015, the Company announced that it had met a patient enrollment covenant requiring enrollment of 75% of the projected total Phase 3 trial enrollment.  Prior to receiving positive results from the Phase 3 trial, the Company must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 4.00 to 1.00, or the Company must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1.  After the Company receives positive results from the Phase 3 trial, if at all (which it must achieve on or prior to September 30, 2016), it must either maintain a ratio of its cash at Square 1 to its cash burn over the preceding month of at least 3.00 to 1.00, or the Company must deliver evidence of a forthcoming financing or strategic partnership arrangement to Square 1, in each case in an amount satisfactory to Square 1.  The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets, in each case subject to certain exceptions.

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

5.  Stockholders’ Equity

In November 2014, the Company entered into an At Market Sales Agreement with MLV & Co. LLC (“MLV”) (“MLV Sales Agreement”), pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $6.6 million worth of shares of common stock through MLV as sales agent.  During September 2015, FBR & Co. (“FBR”), acquired MLV.  The sales of shares of the Company’s common stock made through this equity program were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  During the year ended December 31, 2015, the Company sold 1,048,507 shares of common stock at a weighted average price per share of $4.78 pursuant to the MLV Sales Agreement and received proceeds of approximately $4.9 million, net of commissions and fees.  The Company did not sell any shares of common stock through the MLV Sales Agreement during the three months ended March 31, 2016.  The Company incurred approximately $138,000 of legal, accounting and filing fees related to its Registration Statement on Form S-3 filed in November 2014.  Such costs were capitalized and included in other current assets at December 31, 2014, and were reclassified to additional paid-in capital during the first quarter of 2015 as a further offset to the net proceeds.  The Company intends to use the net proceeds to continue to fund its ongoing Phase 3 clinical trial and for general corporate purposes.

On April 15, 2016, the Company terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR (“FBR Sales Agreement”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of 649,074 shares of the Company’s common stock through FBR as the sales agent.  The sales of shares made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act.  Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs.  Although sales of the Company’s common stock have taken place pursuant to the MLV Sales Agreement, and are continuing pursuant to the FBR Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate.  Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of the Company’s public float.  As of April 30, 2016, the Company’s public float was approximately 4.2 million shares, the value of which was approximately $23.1 million based upon the closing price of the Company’s common stock of $5.50 on April 5, 2016.  The value of one-third of the Company’s public float calculated on the same basis was approximately $7.7 million.

In addition, the Company will not be able to make future sales of common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on the Company’s assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.  The Company has no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement.

As a result of payroll withholdings from the Company’s employees of approximately $99,000 and $111,000, the Company sold 34,067 and 23,288 shares of common stock through its ESPP during the three months ended March 31, 2016 and 2015, respectively.

On April 27, 2016, the Company’s stockholders approved an amendment and restatement of the Company’s 2013 Equity Incentive Award Plan, (the “Restated Plan”) to increase the number of shares of common stock reserved under the Restated Plan by 500,000 shares, to an aggregate of 4,786,425 shares, and to extend the term of the Restated Plan into 2026.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the ESPP.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees.  Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock Options
Risk free interest rate	1.25% - 1.575%	1.87%
Expected option term	5.3 - 6.0 years	6.0 years
Expected volatility of common stock	74.44% - 75.91%	71.99%
Expected dividend yield	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Employee Stock Purchase Plan
Risk free interest rate	0.50%	0.08%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	83.83%	62.91%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$158,788	$143,024
General and administrative	260,124	228,576
Total stock-based compensation expense	$418,912	$371,600

In February 2016, the Company effected a one-time option exchange, wherein employees were offered the opportunity to exchange certain outstanding stock options for the grant of a lesser number of replacement stock options.  The participants received three new stock options for every four stock options tendered for exchange.  As a result, 703,500 stock options were exchanged for 527,624 replacement stock options.  The 175,876 stock options that were not reissued may be granted in the future.  The replacement stock options have a three-year vesting schedule and an exercise price of $3.04 per share, which was the closing price of the Company’s common stock on the date of the option exchange.  All other terms of the replacement stock options remain the same as the original stock options that were exchanged.  As a result of this transaction, the Company recognized an incremental stock-based compensation expense of approximately $4,700 at the time of the transaction and will recognize an additional approximately $141,000 of stock-based compensation expense over the three-year vesting term of the exchanged options.

As of March 31, 2016, there were approximately $2.7 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.3 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 10, 2016.  Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal disorders and diseases.  We are developing EVK-001, a metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a gastrointestinal disorder afflicting millions of sufferers worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms.  Metoclopramide is the only product currently approved in the United States to treat the symptoms associated with gastroparesis, and is currently available only in oral and intravenous forms.  EVK-001 is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through nasal administration.

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

In April 2014, we commenced enrollment in a Phase 3 clinical trial of EVK-001 in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis.  This Phase 3 clinical trial is a multicenter, randomized, double-blind, placebo-controlled, parallel-group study evaluating the efficacy, safety and population pharmacokinetics of EVK-001 in adult female subjects with diabetic gastroparesis when dosed four times a day for 28 days.  On April 25, 2016, we announced that the Phase 3 trial has completed enrollment.  A total of 205 subjects were randomized in this trial.  We expect to provide top line results from this trial early in the third quarter of 2016.  If the results from this trial are positive, we plan to submit a new drug application, or NDA, to the U.S.  Food and Drug Administration, or FDA, for EVK-001.  If the FDA accepts the NDA filing for review, we would owe a $1.5 million milestone payment related to the acquisition of our technology.  FDA approval of the NDA is required in order for us to commercially market EVK-001 in the United States.

We successfully completed a thorough ECG (QT/QTc) trial and reported positive results in December 2014.  A thorough ECG (QT/QTc) trial is a specialized clinical trial designed to assess whether a drug has the potential to prolong the QT interval.  The QT interval represents the amount of time the heart’s electrical system takes to repolarize, or recharge, after each beat, and the QTc interval represents the QT interval corrected for differences in heart rate.  Prolongation of the QT interval may increase the risk for cardiac arrhythmias.  Data from the thorough ECG (QT/QTc) trial met the pre-specified primary endpoint, demonstrating that EVK-001, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.

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

As of March 31, 2016 we had cash and cash equivalents of $6.1 million.  We expect to be able to fund our operations through October 2016, but we will need to raise additional capital to fund any additional development requirements requested by the FDA, as well as for NDA preparation, pre-commercial activities, including marketing and manufacturing of EVK-001, and payment of technology acquisition milestones.  As more fully described in Note 5 to the condensed financial statements, in November 2014 we entered into a sales agreement with MLV & Co. LLC, or the MLV Sales Agreement, which was subsequently acquired by FBR & Co., or FBR, pursuant to which we could have sold, at our option, up to an aggregate of $6.6 million worth of shares of common stock through FBR, as sales agent.  As of March 31, 2016, we had sold 1,048,507 shares of our common stock pursuant to the MLV Sales Agreement and received proceeds of approximately $4.9 million, net of commissions and fees.

On April 15, 2016, we terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR, or the FBR Sales Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of 649,074 shares of our common stock through FBR as sales agent.  Though we may have the capacity to make sales of our common stock under the FBR Sales Agreement in the future, we may not be able to raise additional capital on terms acceptable to us, or at all.  Any failure to raise capital as and when needed could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to execute on our business plan.  In its report on our financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with EVK-001 from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement.  We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for EVK-001.  In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments we made to

Questcor, we may also be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million.  These milestones include up to $4.5 million in payments if EVK-001 achieves the following development targets:

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

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred.  Research and development expenses primarily include:

●	clinical trial and regulatory-related costs;
●	expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials;
●	manufacturing and stability testing costs and related supplies and materials; and
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with EVK-001.  Despite completion of our Phase 3 clinical trial enrollment in women, and pending results of our Phase 3 clinical trial, we expect our research and development expenses to remain consistent for the remainder of 2016, as the costs related to our NDA preparation activities and our pre-commercial activities, including marketing and manufacturing of EVK-001, are expected to increase, but such increase in costs will be offset by the decrease in clinical trial costs.  In addition, should the FDA accept our NDA filing, we would owe Mallinckrodt a $1.5 million milestone payment.  Such payment would be recorded as a research and development expense when incurred.  The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  We are unable to estimate with any certainty the costs we will incur in the continued development of EVK-001.  However, we currently estimate that the costs of our Phase 3 clinical trial in women and our companion clinical trial in men will be approximately $16.5 million, of which, through March 31, 2016, $15.1 million have been incurred related to those clinical activities.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation.  Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company.  We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with commercialization and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements.  These increases will likely include higher consulting costs, legal fees, accounting fees, directors and officers liability insurance premiums and fees associated with investor relations.

Total Other Expense

Total other expense consists primarily of interest expense incurred on our outstanding debt.

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

There were no significant changes during the three months ended March 31, 2016 to the critical accounting policies described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/ (Decrease)
	2016	2015
Research and development	$2,015,076	$2,419,961	$(404,885)
General and administrative	$1,137,753	$1,025,261	$112,492
Other expense	$72,580	$75,526	$(2,946)

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased by approximately $405,000 primarily due to higher outside clinical trial and consultant costs incurred during the first quarter of 2015.  Costs incurred in 2016 include approximately $1.3 million related to our ongoing clinical trials and approximately $542,000 for wages, taxes and employee insurance, including approximately $159,000 of stock-based compensation expense.  Costs incurred in 2015 include approximately $1.7 million related to the clinical trials for EVK-001, approximately $540,000 for wages, taxes and employee insurance, including approximately $143,000 of stock-based compensation expense, and approximately $179,000 related to the production of EVK-001.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased by approximately $112,000 due primarily to an increase in stock-based compensation and professional fees.  Costs incurred in 2016 primarily included approximately $552,000 for wages, taxes and employee insurance, including approximately $260,000 of stock-based compensation expense and approximately $523,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2015 primarily included approximately $481,000 for wages, taxes and employee insurance, including approximately $229,000 of stock-based compensation expense, and approximately $446,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expense.  Other expense for the three months ended March 31, 2016 and March 31, 2015, consists primarily of interest expense incurred on our outstanding debt.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements.  Prior to our IPO, we received $17.7 million in net proceeds from the sale of our Series A convertible preferred stock and advances of $5.5 million under the loan and security agreements.  During 2013, we completed our IPO and raised approximately $25.1 million, net of offering costs and commissions, and during 2015, we raised approximately $4.9 million, net of costs and commissions from sales of our common stock pursuant to the MLV Sales Agreement.  We have incurred losses since inception and have negative cash flows from operating activities.  As of March 31, 2016, we had approximately $6.1 million in cash and cash equivalents and working capital of approximately $4.4 million.

In May 2014, we entered into a loan and security agreement, or the credit facility, with Square 1 Bank, a division of Pacific Western Bank, or Square 1, pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures, in a principal amount of up to $4.5 million.

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

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.  In the near-term, we anticipate that our expenses will increase substantially as we:

•	continue our clinical trials associated with EVK-001, including our ongoing Phase 3 clinical trial in women and the companion clinical trial in men that we commenced in April 2014;
•	continue the preparation of the commercial manufacturing process;
•	continue our NDA preparation process, which would also include a $1.5 million payment to Mallinckrodt should the FDA accept our NDA filing;
•	continue our pre-commercial launch activities;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through October 2016, which includes the reporting of Phase 3 clinical trial results, they will not be sufficient to complete any additional development requirements requested by the FDA, or, if applicable, to prepare for commercialization of EVK-001 should we receive product approval.   Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

In November 2014, we entered into the MLV Sales Agreement, pursuant to which we were able to sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through MLV, as sales agent.  The sales of shares of our common stock made through this equity program were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act.  Through March 31, 2016, we sold 1,048,507 shares of common stock at a weighted average price per share of $4.78 pursuant to the MLV Sales Agreement and received proceeds of approximately $4.9 million, net of commissions and fees.  We intend to use the net proceeds to continue to fund our ongoing Phase 3 clinical trial, report the results of that trial, continue preparation of the NDA, and for general corporate purposes.

On April 15, 2016, we terminated the MLV Sales Agreement and entered into the FBR Sales Agreement, pursuant to which we may sell from time to time, at our opinion, up to an aggregate of 649,074 shares of our common stock through FBR as the sales agent.  Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.  Although sales of our common stock have taken place pursuant to the MLV Sales Agreement and are continuing pursuant to the FBR Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float.  As of April 30, 2016, our public float was approximately 4.2 million shares, the value of which was approximately $23.1 million based upon the closing price of our common stock of $5.50 on April 5, 2016.  The value of one-third of our public float calculated on the same basis was approximately $7.7 million.

We will not be able to make future sales of our common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.  We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement.

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

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(2,690,201)	$(2,995,069)
Net cash provided by financing activities	$98,744	$531,620
Net decrease in cash and cash equivalents	$(2,591,457)	$(2,463,449)

Operating Activities.  The primary use of our cash has been to fund our operations.

Financing Activities.  During the three months ended March 31, 2016, we received net proceeds of approximately $99,000 from the sale of 34,067 shares of common stock through our employee stock purchase plan.  During the three months ended March 31, 2015, we received net proceeds of approximately $531,000 from the sale of 23,288 shares of common stock through our employee stock purchase plan and the sale of 63,588 shares of common stock pursuant to the MLV Sales Agreement.

We believe that our existing cash and cash equivalents as of March 31, 2016, together with interest thereon, will be sufficient to meet our anticipated cash requirements until October 2016.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through March 31, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to CROs.  The contracts with CROs generally are cancellable, with notice, at our option and do not have any cancellation penalties.  In addition, should the FDA accept our NDA filing, we would owe Mallinckrodt a $1.5 million milestone payment associated with the acquisition of our technology.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2016, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, EVK-001

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to suspend our Phase 3 clinical trial and otherwise delay, reduce or eliminate our development program for EVK-001.

Our operations have consumed substantial amounts of cash since inception.  To date, our operations have been primarily financed through the proceeds from the sale of our common and preferred stock, and borrowings under our loan and financing agreements.  We believe, based on our current operating plan, that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through October 2016, which includes the reporting of Phase 3 trial results, although there can be no assurance in that regard.  We have completed the enrollment of our Phase 3 clinical trial with female subjects, but will need to raise additional funds to finance any additional development requirements requested by the FDA, as well as for NDA preparation and pre-commercial activities, including marketing and manufacturing of EVK-001.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect.  Our future funding requirements will depend on many factors, including, but not limited to:

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

Any termination or suspension of, or delays in the completion of, our ongoing Phase 3 clinical trial could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Delays in the completion of our ongoing Phase 3 clinical trial for EVK-001 could significantly affect our product development costs. We do not know whether this trial will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	the FDA placing the clinical trial on hold;
●	subjects failing to remain in our trial at the rate we expect (for example, due to variable patient frequency and severity of disease and variability in gastric emptying testing);
●	subjects choosing an alternative treatment for the indication for which we are developing EVK-001, or participating in competing clinical trials;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●

a facility manufacturing EVK-001, or any of its components, being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of the FDA’s current good manufacturing practices or other applicable requirements, or infections or cross-contaminations of product candidate in the manufacturing process;

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

●

inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an independent institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

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

On April 25, 2016, we announced that our Phase 3 trial in adult female subjects has completed enrollment.  A total of 205 subjects were randomized in this trial.  Delays in the completion of the Phase 3 trial, as well as potential delays in any other clinical trials and studies, could be harmful to our business and cause us to require additional funding sooner than anticipated.

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

We may seek additional funding through collaboration agreements and public or private financings. For example, in April 2016 we entered into the FBR Sales Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of 649,074 shares of our common stock through FBR, as sales agent. Sales of our common stock made pursuant to the FBR Sales Agreement are made on The NASDAQ Capital Market under our shelf registration statement on Form S-3 filed on November 13, 2014, which was declared effective by the SEC on November 25, 2014, by means of ordinary brokers’ transactions at market prices. Although sales of our common stock have taken place pursuant to the MLV Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of April 30, 2016, our public float was approximately 4.2 million shares, the value of which was approximately $23.1 million based upon the closing price of our common stock of $5.50 on April 5, 2016.  The value of one-third of our public float calculated on the same basis was approximately $7.7 million.  Furthermore, FBR is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

Through March 31, 2016, approximately $3.2 million of the net proceeds has been used to make principal and interest payments on our prior loan with SVB, $293,000 for interest payments on our current loan with Square 1, and the remaining proceeds of $21.6 million were used for working capital.  There were no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on September 25, 2013.

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

Evoke Pharma, Inc.

Date: May 11, 2016	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2016	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering

4.5 (4)	Form of Warrant issued to Square 1 Bank under the Loan and Security Agreement by and between the Company and Square 1 Bank

10.1# (5)	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 28, 2016

10.2 (6)	Third Amendment to Loan and Security Agreement dated as of February 29, 2016 by and between the Company and Pacific Western Bank (as successor to Square 1 Bank)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2014.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2016.
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C.  Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.