Form 10-Q
period 2016-09-30
Evoke Pharma Inc
filed 2016-11-09
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 12,350,360 shares of Common Stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,379,882	$8,691,155
Prepaid expenses	425,246	833,276
Other current assets	7,997	—
Total current assets	10,813,125	9,524,431
Other assets	—	7,997
Total assets	$10,813,125	$9,532,428

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$498,134	$927,606
Accrued compensation	513,509	760,782
Current portion of long-term debt	—	146,052
Total current liabilities	1,011,643	1,834,440
Warrant liability	5,098,404	—
Long-term debt, net of current portion	—	4,233,059
Total liabilities	6,110,047	6,067,499

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000; issued and outstanding shares - 12,350,360 and 7,201,774 at September 30, 2016 and December 31, 2015, respectively	1,235	720
Additional paid-in capital	61,983,643	51,524,821
Accumulated deficit	(57,281,800)	(48,060,612)
Total stockholders' equity	4,703,078	3,464,929
Total liabilities and stockholders' equity	$10,813,125	$9,532,428

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,339,343	$1,837,743	$5,449,568	$6,445,842
General and administrative	830,092	819,703	2,770,500	2,821,382
Total operating expenses	2,169,435	2,657,446	8,220,068	9,267,224
Loss from operations	(2,169,435)	(2,657,446)	(8,220,068)	(9,267,224)
Other expenses
Interest expense, net	(123,209)	(77,954)	(268,483)	(230,087)
Financing costs related to warrant liability	(533,692)	—	(533,692)	—
Change in fair value of warrant liability	(198,945)	—	(198,945)	—
Total other expenses	(855,846)	(77,954)	(1,001,120)	(230,087)
Net loss	$(3,025,281)	$(2,735,400)	$(9,221,188)	$(9,497,311)
Net loss per common share, basic and diluted	$(0.29)	$(0.42)	$(1.11)	$(1.51)

Weighted-average shares used to compute basic and diluted net loss per share	10,614,692	6,494,845	8,341,750	6,271,002

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(9,221,188)	$(9,497,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,298,279	1,127,813
Non-cash interest	120,889	45,521
Deferred rent expense	—	(9,227)
Financing costs allocated to warrant liability	533,692	—
Change in fair value of warrant liability	198,945	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	408,030	(4,405)
Accounts payable and accrued expenses	(676,745)	294,244
Net cash used in operating activities	(7,338,098)	(8,043,365)

Financing activities
Payment of bank loan	(4,500,000)	—
Proceeds from issuance of common stock, net	358,023	4,626,373
Proceeds from issuance of common stock and warrants, net	13,168,802	—
Net cash provided by financing activities	9,026,825	4,626,373
Net increase (decrease) in cash and cash equivalents	1,688,727	(3,416,992)
Cash and cash equivalents at beginning of period	8,691,155	14,155,809
Cash and cash equivalents at end of period	$10,379,882	$10,738,817

Supplemental disclosure of cash flow information
Interest paid	$169,813	$167,750

Non-cash financing activities
Deferred financing costs paid in prior year	—	$137,812
Fair value of warrants issued to placement agent	$369,863	—

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Evoke Pharma, Inc.  (the “Company”) was incorporated in the state of Delaware in January 2007.  The Company is a publicly-held specialty pharmaceutical company focused primarily on the development of drugs to treat gastroenterological disorders and disease.

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

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for at least the next several years.  As of September 30, 2016, the Company had an accumulated deficit of approximately $57.3 million.  The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti™ (formerly known as EVK-001).

Clinical Trial Results

On July 18, 2016, the Company announced topline results from its Phase 3 clinical trial that evaluated the efficacy and safety of Gimoti in women with symptoms associated with diabetic gastroparesis. In this study, Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.

To confirm the results of the Phase 2b trial in male subjects, the U.S. Food and Drug Administration (the “FDA”) agreed that the Company could conduct a separate companion trial in men.  The FDA recommended that the trials be conducted in parallel and when the Phase 3 study in women was complete, the Company could conduct an interim analysis on the male trial to determine whether or not it would be futile to continue to full enrollment. The Company conducted a multicenter, randomized, double-blind, placebo-controlled, parallel-group clinical study designed to evaluate the efficacy and safety of Gimoti in men with symptoms associated with diabetic gastroparesis.    During November 2016, the Company determined the trial showed futility so that, even if the trial had fully been enrolled, the results would not have differed. As the Company anticipated at the beginning of the trial, based on the prior Phase 2b data, the results showed no statistical significant efficacy in men and the safety profile for Gimoti was favorable compared to placebo with good tolerability.

Sales of Common Stock and Warrants

On July 25, 2016 and August 3, 2016, the Company completed registered direct offerings of an aggregate of 5,048,632 shares of common stock for gross proceeds of $14.5 million.  Concurrently in private placements, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase shares of common stock. See Note 5 for further description.

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

In addition to the financings that occurred in July and August 2016, the Company may need to raise additional funds to conduct further analyses of the Phase 3 trial data of Gimoti and assess continued development opportunities for this product candidate, to prepare for a meeting with the FDA, for other working capital and general corporate purposes.  The Company believes that its current cash and cash equivalents, including the proceeds from the financings that occurred in July and August 2016 and after repayment of the debt, will be sufficient to meet estimated working capital requirements and fund operations through at least June 30, 2017.  There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs.  Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Going Concern

In its report on the Company’s financial statements for the year ended December 31, 2015, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Though the Company was able to raise aggregate net proceeds of approximately $13.2 million through sales of its common stock and warrants to purchase its common stock in July 2016 and August 2016, as of the date of this filing the Company believes that there is substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued.  Should the Company’s assessment of the Phase 3 clinical trial data and/or other development opportunities result in the Company’s determination to continue the development of Gimoti, the Company anticipates that it will need to continue to complete equity or debt financings to meet future product development milestones.

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

Included in research and development expenses for the three and nine months ended September 30, 2015 were costs of $58,933 and $121,422, respectively, for clinical trial services incurred by a related party of one of the Company’s officers.  There were no related party costs incurred during the nine months ended September 30, 2016.

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

Warrant Accounting

The Company’s warrants to purchase shares of its common stock, issued as a part of the at-the-market registered direct offerings in July and August 2016, are classified as warrant liability and recorded at fair value.  These warrants contain a feature that could require the transfer of cash in the event a change of control occurs without the authorization of our Board of Directors, and therefore, are classified as a liability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480.  Each warrant is initially recorded at fair value on the date of grant using the Black Scholes pricing model.  This warrant liability is subject to remeasurement at each balance sheet date and the Company recognizes any change in fair value in its statements of operations as a change in fair value of the warrant liability.  The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until the earlier of the exercise or expiration of the warrants.  At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders’ equity.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase.  The Company has excluded 45,000 shares subject to repurchase from the weighted-average number of common shares outstanding for each of the three and nine months ended September 30, 2016 and 2015.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Common stock subject to repurchase	45,000	45,000
Warrants to purchase common stock	3,323,876	118,881
Common stock options	1,275,624	1,037,500
Employee stock purchase plan	10,938	5,706
Total excluded securities	4,655,438	1,207,087

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ending December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  This guidance changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the impact of this guidance on its financial statements.

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

5. Stockholders’ Equity

Sale of Common Stock and Warrants

On July 25, 2016, the Company completed a registered direct offering of 1,804,512 shares of common stock at a purchase price of $2.49375 per share (the “July 2016 Financing”).  Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase three-quarters of a share of common stock, for a total of 1,353,384 shares (the “July Warrants”).  The July Warrants have an exercise price of $2.41 per share, are immediately exercisable and will expire on January 25, 2022.  The aggregate gross proceeds from the sale of the common stock and warrants were $4.5 million, and the net proceeds after deduction of commissions and fees were $4.0 million.

In connection with the July 2016 Financing, the Company issued to its placement agent, Rodman & Renshaw, a unit of H.C. Wainwright & Co. LLC (“Wainwright”), and its designees unregistered warrants to purchase an aggregate of 90,226 shares of the Company’s common stock (the “July Wainwright Warrants”).  The July Wainwright Warrants have substantially the same terms as the July Warrants, except that the July Wainwright Warrants will expire on July 21, 2021 and have an exercise price equal to $3.1172 per share of common stock.

On August 3, 2016, the Company completed a registered direct offering of 3,244,120 shares of common stock at a purchase price of $3.0825 per share (the “August 2016 Financing”) and together with the July 2016 Financing (the “2016 Financings”).  Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase one half of a share of common stock, for a total of 1,622,060 shares (the “August Warrants”).  The August Warrants have an exercise price of $3.03 per share, are immediately exercisable and will expire on February 3, 2022. The aggregate gross proceeds from the sale of the common stock and warrants were $10 million, and the net proceeds after deduction of commissions and fees was approximately $9.2 million.

In connection with the August 2016 financing, the Company issued to its placement agent, Wainwright, and its designees unregistered warrants to purchase an aggregate of 162,206 shares of the Company’s common stock (the “August Wainwright Warrants”).  The August Wainwright Warrants have substantially the same terms as the August Warrants, except that the August Wainwright Warrants will expire on July 29, 2021 and have an exercise price equal to $3.853125 per share of common stock.

The warrants issued in connection with the 2016 Financings had a total initial fair value of $4,899,459 on their respective closing dates as determined using the Black Scholes pricing model and such value was recorded as the initial carrying value of the warrant liability.  The fair value of the warrants is remeasured at each financial reporting period with any change in fair value recognized as a change in fair value of the warrant liability in the Statement of Operations.

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

On April 15, 2016, the Company terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR (“FBR Sales Agreement”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of 649,074 shares of the Company’s common stock through FBR as the sales agent.  The sales of shares made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act.  Through September 30, 2016, the Company has sold 56,000 shares of common stock at a weighted average price per share of $5.45 and received proceeds of approximately $296,000, net of commissions and fees.  Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs.  Although sales of the Company’s common stock have taken place pursuant to the MLV Sales Agreement, and are continuing pursuant to the FBR Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company deems appropriate.

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

Employee Stock Purchase Plan and Equity Incentive Award Plan

As a result of payroll withholdings from the Company’s employees of approximately $99,000 and $170,000, the Company sold 34,067 and 41,176 shares of common stock through its ESPP during the nine months ended September 30, 2016 and 2015, respectively.

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

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2016 and 2015:

	Three and Nine Months Ended September 30,
	2016	2015
Common Stock Options
Risk free interest rate	1.25% - 1.58%	l.50% - 1.87%
Expected option term	5.3 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	74.44 - 75.91%	71.99% - 76.74%
Expected dividend yield	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan
Risk free interest rate	0.47%	0.26%	0.47% - 0.50%	0.08% - 0.26%
Expected term	6 months	6 months	6 months	6 months
Expected volatility of common stock	212.80%	69.64%	83.83% - 212.80%	62.91% - 69.64%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$177,767	$144,719	$487,704	$433,252
General and administrative	274,469	226,956	810,575	694,561
Total stock-based compensation expense	$452,236	$371,675	$1,298,279	$1,127,813

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

As of September 30, 2016, there were approximately $2.2 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.03 years.

6.  Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

During the year ended December 31, 2015, the Company had no assets or liabilities requiring fair value measurements.  As noted in Note 5, during the third quarter of 2016 the Company entered into the 2016 Financings with an institutional investor providing for the issuance and sale by the Company of 5,048,632 shares of the Company’s common stock and warrants to purchase up to 2,975,444 shares of the Company’s common stock for aggregate gross proceeds of $14.5 million.  In addition, as partial payment for services, the Company issued to the underwriters warrants to purchase up to 252,432 shares of the Company’s common stock.

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company had no assets or liabilities classified as Level 1 or Level 2.  The warrant liability is classified as Level 3.

The Company has classified the warrants as a liability and has remeasured the liability to estimated fair value at September 30, 2016, using the Black Scholes option pricing model with the following assumptions:

September 30, 2016
Risk-free interest rate	1.14%
Expected volatility	92.76% - 96.19%
Expected term	4.83 years - 5.33 years
Expected dividend yield	0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurement as of September 30, 2016
	Level 1	Level 2	Level 3	Balance
Warrant liability	$-	$-	$5,098,404	$5,098,404
Total	$-	$-	$5,098,404	$5,098,404

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Warrant Liability
Balance at December 31, 2015	$-
Issuance of warrants	4,899,459
Change in fair value upon re-measurement	198,945
Balance at September 30, 2016	$5,098,404

There were no transfers between Level 1 and Level 2 in any of the periods reported.

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal disorders and diseases.  We are developing Gimoti (formerly known as EVK-001), a metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a gastrointestinal disorder afflicting millions of sufferers worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms.  Metoclopramide is the only product currently approved in the United States to treat the symptoms associated with diabetic gastroparesis, and is currently available only in oral and intravenous forms.  Gimoti is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through nasal administration.

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

We believe nasal administration has the potential to provide our target population of female diabetic gastroparesis patients with a preferred treatment option for several important reasons: (1) unlike metoclopramide tablets which may have erratic absorption due to gastroparesis itself, Gimoti is designed to bypass the digestive system to allow for more predictable drug absorption, even when patients are vomiting; (2) the absorption of Gimoti occurs across the thin mucosa in the nasal cavity to allow for rapid and predictable drug administration through the nasal route; and (3) for gastroparesis patients experiencing nausea, a nasal spray may be better tolerated than an oral medication.

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

Preliminary review of topline data across all study sites revealed similar improvement in the Gimoti and placebo groups at Week 4 as measured by the total symptom score, as well as the individual scores for each of the signs and symptoms.  Additional analyses of the datasets and pharmacokinetic, or PK, data is being conducted to further understand the discrepant results.

Safety results were consistent with findings from previous Gimoti studies that showed the nasal formulation of metoclopramide has a favorable safety profile and is well-tolerated by healthy volunteers and patients with diabetic gastroparesis.  In this Phase 3 study, there were slightly more reports of nasal irritation in subjects receiving placebo than in subjects receiving Gimoti.

The study was a U.S.-based, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate the efficacy, safety and population PK of Gimoti in 205 adult female subjects with diabetic gastroparesis who received Gimoti or placebo four times daily for four weeks. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. The PRO was used to calculate a weekly score based on daily telephone diary entries by study subjects who reported the frequency and severity of their gastroparesis signs and symptoms.

In September 2016, we announced that we had completed a pre-New Drug Application, or NDA, meeting with the U.S. Food and Drug Administration, or FDA.  The purpose of the meeting was to discuss a proposed NDA and to confirm various regulatory, chemistry, manufacturing, and control, or CMC, non-clinical requirements for our potential Gimoti NDA submission. At the pre-NDA meeting, representatives from the FDA reviewed a portion of our data package being prepared for the NDA submission. Based on the review, discussion, and minutes received, it was determined that the available data would be sufficient for submission of that portion of an NDA utilizing the 505(b)(2) pathway, with acceptance of the final NDA subject to their review of the complete package.

In 2014, we also completed a thorough ECG (QT/QTc) study and reported positive results in December 2014.  Prolongation of the QT interval may increase the risk for cardiac arrhythmias.  Data from the thorough ECG (QT/QTc) trial met the pre-specified primary endpoint, demonstrating that Gimoti, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.

We have also conducted a companion clinical trial with Gimoti in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men.  The male companion trial was initiated in May 2014 and the design was the same as the Phase 3 trial in women.  This trial was requested by the FDA to confirm the Phase 2b trial results and to capture additional safety data in men.  This trial was not required for submission of the Gimoti NDA for women; however, we expect to include safety data from this trial in the NDA submission. During November 2016, we determined the trial showed futility so that, even if the trial had fully been enrolled, the results would not have differed. As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results showed no statistical significant efficacy in men and the safety profile for Gimoti was favorable compared to placebo with good tolerability.

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

As of September 30, 2016 we had cash and cash equivalents of $10.4 million.  In addition to our normal operations, during the three months ended September 30, 2016 we received net proceeds of approximately $13.2 million from our sale of common stock and warrants in July and August 2016, or 2016 Financings and repaid in full on August 4, 2016 the entire $4.5 million of outstanding principal and interest under the Loan and Security Agreement, dated as of May 28, 2014, as amended, or the Loan Agreement, between us and Square 1 Bank, a division of Pacific Western Bank, or Square 1, as lender.  In connection with such repayment, the Loan Agreement was terminated, and all security, liens or other encumbrances on assets of ours were released. We believe our existing cash and cash equivalents will be sufficient to fund our operations through at least June 30, 2017.  Current funds on hand are intended to permit us to conduct further analyses of the Phase 3 trial data of Gimoti and assess continued development opportunities for this product candidate, to prepare for a meeting with the FDA and for other working capital and other general corporate purposes.

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

All of our research and development expenses to date have been incurred in connection with Gimoti.  With the completion of our Phase 3 clinical trial in women and the companion trial in men using Gimoti, we expect our research and development expenses to decrease for the remainder of 2016 as we conduct further analyses of the Phase 3 trial data and assess continued development opportunities.  The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  We are unable to estimate with any certainty the costs we will incur in the continued development of Gimoti.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible subjects;
•	the number of subjects that participate in the trials;
•	the number of doses that subjects receive;
•	the cost of comparative agents used in trials;

•	the drop-out or discontinuation rates of subjects;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profile of the product candidate.

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

Other Expenses

Other expenses consist of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period.  The warrant liability will be revalued each reporting period until the liability is settled.  We use the Black Scholes pricing model to value the related warrant liability.  In addition, costs associated with the issuance of common stock warrants were recorded as an other expense upon issuance.  Other expense also consists of interest expense incurred on our former outstanding debt.

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

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 10, 2016, and additionally the following accounting policy for warrants.

Warrant Accounting

Since the warrants to purchase shares of our common stock that were issued as a part of the 2016 Financing contain a feature that could require the transfer of cash in the event a change in control occurs without the authorization of our Board of Directors, we classified these warrants as a liability on our balance sheet.  The warrants were initially recorded at fair value on the date of grant using the Black Scholes pricing model and they are subsequently remeasured to fair value at each subsequent balance sheet date.  Changes in fair value of the warrants are recognized as a component of other expense in the Statement of Operations.  We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

Other Information

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act was enacted.  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/ (Decrease)
	2016	2015
Research and development	$1,339,343	$1,837,743	$(498,400)
General and administrative	$830,092	$819,703	$10,389
Other expense	$855,846	$77,954	$777,892

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 decreased by approximately $498,000 due primarily to the completion of the Phase 3 clinical trial and the transition to analysis of the trial data.  Costs incurred in 2016 include approximately $650,000 related to our ongoing clinical trials and approximately $489,000 for wages, taxes and employee insurance, including approximately $178,000 of stock-based compensation expense and approximately $193,000 related to costs associated with the preparation of an NDA.  Costs incurred in 2015 include approximately $1.3 million related to the clinical trials for Gimoti and approximately $495,000 for wages, taxes and employee insurance, including approximately $145,000 of stock-based compensation expense.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 increased by approximately $10,000.  Costs incurred in 2016 primarily included approximately $446,000 for wages, taxes and employee insurance, including approximately $274,000 of stock-based compensation expense and approximately $319,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2015 primarily included approximately $424,000 for wages, taxes and employee insurance, including approximately $227,000 of stock-based compensation expense, and approximately $302,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses. Other expenses increased by approximately $778,000 due primarily to the expensing of approximately $534,000 of costs related to the 2016 Financings and to the increase of approximately $199,000 in the fair value of the warrant liability for the three months ended September 30, 2016.  The warrants were initially valued at $4.9 million in connection with our sale of securities through the 2016 Financings.  Additional other expense for the three months ended September 30, 2016 and 2015 consists of interest expense incurred on our former outstanding debt.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015
Research and development	$5,449,568	$6,445,842	$(996,274)
General and administrative	$2,770,500	$2,821,382	$(50,882)
Other expense	$1,001,120	$230,087	$771,033

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 decreased by approximately $996,000 due primarily to the completion of the Phase 3 clinical trial and the transition to analysis of the trial data.  Costs incurred in 2016 include approximately $3.1 million related to our ongoing clinical trials, approximately $1.5 million for wages, taxes and employee insurance, including approximately $488,000 of stock-based compensation expense, and approximately $740,000 related to costs associated with the preparation of an NDA.  Costs incurred in 2015 include approximately $4.6 million related to our ongoing clinical trials, approximately $1.6 million for wages, taxes and employee insurance, including approximately $433,000 of stock-based compensation expense, and approximately $238,000 related to stability testing and the completion of the production of a commercial-size batch of Gimoti.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 decreased by approximately $51,000.  Costs incurred in 2016 primarily included approximately $1.5 million for wages, taxes and employee insurance, including approximately $811,000 of stock-based compensation expense and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2015 primarily included approximately $1.3 million for wages, taxes and employee insurance, including approximately $695,000 of stock-based compensation expense, approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $187,000 for market research activities.

Other Expenses.  Other expenses increased by approximately $771,000 due primarily to the expensing of approximately $534,000 of costs related to the 2016 Financings and to the increase of approximately $199,000 in the fair value of the warrant liability for the nine months ended September 30, 2016.  The warrants were initially valued at $4.9 million in connection with our sale of securities through the 2016 Financings.  Additional other expense for the nine months ended September 30, 2016 and September 30, 2015, consists of interest expense incurred on our former outstanding debt.

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

In July 2016, we completed an at-the-market offering of 1,804,512 shares of common stock at a purchase price of $2.49375 per share, or the July 2016 Financing.  Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received an unregistered warrant to purchase three-quarters of a share of our common stock, for a total of 1,353,384 shares, or the July Warrants.  The July Warrants have an exercise price of $2.41 per share, are immediately exercisable and will expire on January 25, 2022.  The aggregate gross proceeds from the sale of the common stock and warrants were $4.5 million, and the net proceeds after deduction of commissions and fees were approximately $4.0 million.

In connection with the July 2016 Financing, we issued to our placement agent, Rodman & Renshaw, a unit of H.C. Wainwright & Co. LLC, or Wainwright, and its designees unregistered warrants to purchase an aggregate of 90,226 share of our common stock, or the July Wainwright Warrants.  The July Wainwright Warrants have substantially the same terms as the July Warrants, except that the July Wainwright Warrants will expire on July 21, 2021 and have an exercise price equal to $3.1172 per share of common stock.

In August 2016, we completed an at-the-market offering of 3,244,120 shares of common stock at a purchase price of $3.0825 per share, the August 2016 Financing.  Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from an unregistered warrant to purchase one half of a share of our common stock, for a total of 1,622,060 shares, or August Warrants.  The August Warrants have an exercise price of $3.03 per share, are immediately exercisable and will expire on February 3, 2022. The aggregate gross proceeds from the sale of the common stock and warrants were $10.0 million, and the net proceeds after deduction of commissions and fees were approximately $9.2 million.

In connection with the August 2016 Financing, we issued to our placement agent, Wainwright, and its designees unregistered warrants to purchase an aggregate of 162,206 shares of our common stock, or the August Wainwright Warrants.  The August Wainwright Warrants have substantially the same terms as the August Warrants, except that the August Wainwright Warrants will expire on July 29, 2021 and have an exercise price equal to $3.853125 per share of common stock.

In May 2014, we entered into a $4.5 million loan and security agreement, the credit facility with Square 1, pursuant to which Square 1 agreed to make term loans available to us for general corporate and working capital purposes and for capital expenditures.  In December 2014, we drew down the entire $4.5 million.  The credit facility had a fixed annual interest rate of 5.50%.  On August 4, 2016, we repaid in full the entire $4.5 million of outstanding principal and interest under the Loan and Security Agreement, dated as of May 28, 2014, as amended, or the Loan Agreement, between us and Square 1.  In connection with such repayment, the Loan Agreement was terminated, and all security, liens or other encumbrances on assets of ours were released.

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

We have incurred losses since inception and have negative cash flows from operating activities.  As of September 30, 2016, we had approximately $10.4 million in cash and cash equivalents and working capital of approximately $9.8 million.

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	continue our analyses of the results of our Phase 3 clinical trial with Gimoti in women and also complete our analysis of the companion clinical trial in men in preparation for a meeting with the FDA;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through at least June 30, 2017, it will not be sufficient to complete any additional development requirements requested by the FDA.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further discussed below, including any feedback from the FDA on the scope of any additional clinical development requirements.  We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

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

On April 15, 2016, we terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR, or the FBR Sales Agreement, pursuant to which we may sell from time to time, at our opinion, up to an aggregate of 649,074 shares of our common stock through FBR as the sales agent.  Through September 30, 2016, we have sold 56,000 shares of common stock and received net proceeds of approximately $296,000 under the FBR Sales Agreement.  At October 31, 2016, we have the capacity to sell an additional 593,074 shares of common stock under the FBR Sales Agreement.  Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing our product candidate, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through at least June 30, 2017.  This period could be shortened if there are any significant increases in planned spending on our Gimoti development program.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(7,338,098)	$(8,043,365)
Net cash provided by financing activities	$9,026,825	$4,626,373
Net increase (decrease) in cash and cash equivalents	$1,688,727	$(3,416,992)

Operating Activities.  The primary use of our cash has been to fund our clinical research and other general operations.

Financing Activities.  During the nine months ended September 30, 2016, we received net proceeds of approximately $358,000 from the sale of 56,000 shares of common stock pursuant to the FBR Sales Agreement and the sale of 34,067 shares of common stock through our employee stock purchase plan.  In addition, through the 2016 Financings, we received net proceeds of approximately $13.2 million from the sale of 5,048,632 shares of common stock and 2,975,444 warrants to purchase our common stock.  During the nine months ended September 30, 2015, we received net proceeds of approximately $4.6 million from the sale of 932,237 shares of common stock pursuant to the MLV Sales Agreement and the sale of 41,176 shares of common stock through our employee stock purchase plan.

We believe that our existing cash and cash equivalents as of September 30, 2016, together with interest thereon, will be sufficient to meet our anticipated cash requirements through at least June 30, 2017.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through September 30, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

Our most significant clinical trial expenditures are to CROs.  The contracts with CROs generally are cancellable, with notice, at our option and do not have any cancellation penalties.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2016, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

While we are performing additional analyses of data from this Phase 3 trial and will meet with the U.S. Food and Drug Administration, or FDA, to discuss potential paths forward for continued development of Gimoti, we may be unable to salvage any value from the Phase 3 trial and may be unable to identify a viable plan for continued clinical development of this product candidate. In September 2016, we announced that we had completed a pre-New Drug Application, or NDA, meeting with the FDA, focused on the content of the regulatory, chemistry, manufacturing, and control, or CMC, and non-clinical sections of our planned NDA filing for Gimoti.  Based on the FDA’s response to the information package we submitted prior to the meeting and the meeting discussion, we believe we now have the information needed to complete the CMC sections of the NDA in a manner that will be acceptable for the FDA’s review of the complete NDA package.  We cannot provide any assurance as to the timing of any such future FDA meeting to discuss the clinical requirements for NDA submission, or if the meeting results will allow us to identify a path forward for continued clinical development or regulatory approval of Gimoti.  Even if we are able to design further trials and identify a path forward toward potential regulatory approval of Gimoti, the development will likely require significant financial and personnel resources. Furthermore, we experienced patient recruitment, enrollment and dropout challenges in our recently-completed Phase 3 trial, and given the negative results from this recent trial, we could experience even more significant obstacles in any further clinical development of Gimoti.

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

In addition to the above factors, the future regulatory and commercial success of Gimoti is subject to a number of additional risks, including the following:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	the FDA may disagree with the design of our future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	the FDA may not agree with the analysis of our clinical trial results;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA, to the FDA or receive approval of the NDA;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through at least June 30, 2017, although there can be no assurance in that regard. We will be required to raise additional funds in order to continue as a going concern.

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

Delays in the completion of any future clinical trials for Gimoti could significantly affect our product development costs. We do not know whether any trials will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA placing the clinical trial on hold;
•	subjects failing to remain in our trial at the rate we expect (for example, due to variable patient frequency and severity of disease and variability in gastric emptying testing);
•	subjects choosing an alternative treatment for the indication for which we are developing Gimoti, or participating in competing clinical trials;
•	subjects experiencing severe or unexpected drug-related adverse effects;
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

Also on August 3, 2016, in a private placement we issued warrants to purchase 162,206 shares of our common stock to Rodman & Renshaw, a unit of H.C. Wainwright & Co. LLC, in compensation for its services as a placement agent in connection with a concurrent SEC-registered offering and a private placement, or the August Wainwright Warrants. The August Wainwright Warrants are immediately exercisable at an exercise price equal to $3.853125 per share of common stock and expire on July 29, 2021.

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

Warrant Exercise

In July 2016, Square 1 converted its warrant to purchase shares of our common stock by a “cashless” exercise and received 9,887 shares of our common stock.  The warrant had an exercise price of $5.90 per share.  The shares sold were sold in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Evoke Pharma, Inc.

Date: November 9, 2016	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering

4.5 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 20, 2016

4.6 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 29, 2016

10.1 (4)	Form of Securities Purchase Agreement dated as of July 20, 2016 by and between the Company and certain investors party thereto

10.2 (4)	Engagement Letter dated as of July 19, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.3 (5)	Form of Securities Purchase Agreement dated as of July 29, 2016 by and between the Company and certain investors party thereto

10.4 (5)	Engagement Letter dated as of July 29, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
#	Management contract or compensatory plan or arrangement.

*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C.  Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.