Form 10-K
period 2016-12-31
Evoke Pharma Inc
filed 2017-03-15
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36075

Evoke Pharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8447886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Stevens Avenue, Suite 370 Solana Beach, California	92075
(Address of Principal Executive Offices)	(Zip Code)

858-345-1494

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $35.8 million, based on the closing price of the registrant’s common stock on the NASDAQ Capital Market of $6.85 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 10, 2017 was 15,388,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, regulatory developments, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for Gimoti™ (formerly known as EVK-001), including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs or classes of drugs are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources

We use our registered trademarks, EVOKE PHARMA and Gimoti, in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Evoke,” “we,” “us” and “our” refer to Evoke Pharma, Inc.

Item 1. Business

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of patients worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms and other complications.  Metoclopramide is the only product currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis, and is currently available only in oral tablet and injection dose forms.  Gimoti is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through nasal spray administration.

Gastroparesis is a condition of delayed gastric emptying in the absence of mechanical obstruction.  In patients with gastroparesis, food remains in the stomach for a longer time than normal, leading to a variety of GI symptoms and systemic metabolic complications.  Gastroparesis typically occurs in individuals with diabetes, but is also observed in patients with prior gastric surgery, a preceding infectious illness, pseudo-obstruction, collagen vascular disorders and anorexia nervosa.  In some patients with gastroparesis, no cause can be identified, which is referred to as idiopathic gastroparesis. According to the American Motility Society Task Force on Gastroparesis, the prevalence of gastroparesis is estimated to be up to 4% of the United States population.  Signs and symptoms of gastroparesis may include nausea, early satiety, bloating, prolonged fullness, upper abdominal pain, vomiting and retching.  Patients may experience any combination of signs and symptoms with varying degrees of severity.

Patients with diabetic gastroparesis may experience impaired glucose control due to unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs, which may affect the severity of their signs and symptoms. Severe signs and symptoms may cause complications such as malnutrition, esophagitis, and Mallory‑Weiss tears. Gastroparesis adversely affects the lives of patients with the disease, resulting in decreased social interaction, poor work functionality, and the development of anxiety and/or depression.

We believe nasal spray administration has the potential to provide our target population of female diabetic gastroparesis patients with a preferred treatment option over the tablet formulation for several important reasons: (1) unlike metoclopramide tablets which may have erratic absorption due to gastroparesis itself, Gimoti is designed to bypass the digestive system to allow for more predictable drug absorption, even when patients are vomiting; (2) the absorption of Gimoti occurs across the thin mucosa in the nasal cavity to allow for rapid and predictable drug administration through the nasal route for patients with delayed gastric emptying and during episodes of vomiting; and (3) for gastroparesis patients experiencing nausea, a nasal spray may be better tolerated than an oral medication.

We have evaluated Gimoti in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 male and female subjects with diabetic gastroparesis where two doses of Gimoti were observed to be effective in improving the most prevalent and clinically relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile. Subjects received either Gimoti or placebo four times daily for 28 days.

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female patients with symptoms associated with acute and recurrent diabetic gastroparesis.  This Phase 3 clinical trial was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the efficacy, safety and population pharmacokinetics, or PK, of Gimoti in adult female patients with diabetic gastroparesis. Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary.  The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument.

A total of 205 women (mean age 52.7 years, 88% with type 2 diabetes; 79% postmenopausal, 51% using insulin, mean duration of diabetes was 12.9 years and the mean baseline glycated hemoglobin (HbA1c) was 7.5%) were randomized and 93% completed the study. Other demographic and baseline characteristics were similar between treatment groups. The primary endpoint for the intent to treat, or ITT, population was not statistically significant (p=0.881), however, in exploratory analyses, a statistically significant treatment effect was seen at Weeks 1 to 3 for patients with higher baseline symptom scores (moderate to severe) in the ITT population (n=105) and for all four weeks for the per protocol population. The per protocol population included all randomized subjects who completed the 28-day treatment period, had no protocol violations or major protocol deviations, had at least 75% overall diary compliance (i.e., 21 or more completed diaries) during the treatment period, and had a non-missing weekly mean daily value for the gastroparesis symptoms assessment, or GSA, total score for Week 4.  Five or more daily GSA total scores must be available during a given week for the weekly mean to be non-missing. Statistically significant treatment effects were seen for nausea and upper abdominal pain for all four study weeks. Reports of treatment-emergent adverse events were similar in both groups (36% Gimoti and 35% placebo) and most were mild or moderate in severity. There were slightly more reports of nasal irritation in subjects receiving placebo than in subjects receiving Gimoti. These safety results were consistent with findings from previous Gimoti studies that showed the nasal formulation of metoclopramide has a favorable safety profile and was well-tolerated by healthy volunteers and patients with diabetic gastroparesis.

In September 2016, we announced the completion of a pre-New Drug Application, or NDA, meeting with the U.S. Food and Drug Administration, or FDA.  The purpose of the meeting was to discuss a proposed NDA and to confirm various regulatory, chemistry, manufacturing, and control, or CMC, and non-clinical requirements for our potential NDA submission for Gimoti. At the pre-NDA meeting, the FDA reviewed a portion of our data package being prepared for the NDA submission. Based on the review, discussion, and minutes received, we believe that the available data would be sufficient for submission of those portions of an NDA utilizing the 505(b)(2) pathway, with acceptance of the final NDA subject to the FDA’s review of the complete package.

In December 2016, we announced the completion of a second pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  We expect to begin and complete the comparative exposure PK trial in the second half of 2017, followed by a potential NDA submission in late 2017 or early 2018.

In February 2017, we announced that we received a letter from the FDA exempting Gimoti from a Human Factors, or HF, Validation study requirement prior to submission of the NDA.  In February 2016, FDA published new guidance entitled “Applying Human Factors and Usability Engineering to Medical Devices,” which requires drug products classified as a drug/device combination, such as Gimoti, undergo evaluation that may require an HF Validation study as described in FDA’s Guidance.

To comply with this new FDA Guidance, we evaluated the need for an HF Validation study and submitted an HF assessment report to FDA for Gimoti using a Failure Mode and Effects Analysis risk analysis taking into account the intended uses, users, use environments, product-user interface, and associated medical factors.  In their written response, FDA stated we had adequately considered the risks associated with the proposed Gimoti nasal spray and determined that an HF Validation study is not needed at this time.  The favorable FDA response helps reduce potential risks and saves additional resources in the development process, including NDA preparation.

In 2014, we also completed a thorough ECG (QT/QTc) study and reported positive results in December 2014.  Prolongation of the QT interval may increase the risk for cardiac arrhythmias.  Data from the thorough ECG (QT/QTc) trial met the pre-specified primary endpoint, demonstrating that Gimoti, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.

We have also conducted a companion clinical trial with Gimoti in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men.  The male companion trial was initiated in May 2014 and the design was the same as the Phase 3 trial in women.  This trial was requested by FDA to confirm the Phase 2b trial results and to capture additional safety data in men.  This trial was not required for submission of the Gimoti NDA for women; however, we expect to include safety data from this trial in the NDA submission. During November 2016, we determined the trial showed futility so that, even if the trial had fully been enrolled, the results would not have differed. As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results showed no benefit for Gimoti versus placebo in men. The safety results were consistent with findings from previous Gimoti studies that showed the nasal formulation of metoclopramide has a favorable safety profile and is well-tolerated by patients with diabetic gastroparesis.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements.  We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering, or IPO, in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the NASDAQ Capital Market.  We have incurred losses in each year since our inception.  Substantially all of our operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.  We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Business Strategy

Our objective is to develop and bring to market products to treat acute and chronic GI motility disorders that are not satisfactorily treated with current therapies and that represent significant market opportunities. Our business strategy is to:

•

Pursue regulatory approval for Gimoti. We have completed our Phase 3 trial of Gimoti in female subjects suffering from diabetic gastroparesis and are focused on preparing to conduct a comparative exposure PK trial to serve as a basis for submission of an NDA for Gimoti.  We expect to begin and complete the comparative exposure PK trial in 2017, followed by a potential NDA submission in late 2017 or early 2018.

•

Seek partnerships to accelerate and maximize the potential for Gimoti. As we continue to generate data on Gimoti, we are seeking partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of Gimoti.

•

Explore building in-house capabilities to potentially commercialize Gimoti in the United States. As Gimoti progresses through its Phase 3 clinical program, in addition to partnering opportunities, we are evaluating the development of a specialty sales force and marketing capabilities, either internally or externally, to allow us to directly market Gimoti in the United States, if approved by FDA.

•	Explore regulatory approval of Gimoti outside the United States. We will initially seek approval of Gimoti in the United States and then will evaluate the market opportunity in other countries.
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

Prevalence

In 2012, the American Diabetes Association estimated that diabetes affects approximately 29.1 million people of all ages in the United States, equating to about 9.3% of the population. Based on prevalence data, the potential gastroparesis patient pool in the United States is approximately 12 to 16 million adults with women making up 82% of this population, according to a 2007 study published in Current Gastroenterology Reports.

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

Due to the limited availability of FDA-approved treatments for gastroparesis, physicians may resort to using medications “off-label” in an attempt to address individual symptoms experienced by patients. Off-label therapies are pharmaceuticals prescribed by physicians for an unapproved indication or in an unapproved age group, unapproved dose or unapproved form of administration. Examples of drugs used without FDA approval in gastroparesis include erythromycin and Botox® injected via endoscopic procedure directly into the lower gastric sphincter. Previously-approved drugs, such as cisapride and tegaserod, are no longer commercially available in the United States because of safety concerns. Domperidone has never been approved by FDA but is obtained through certain compounding pharmacies for individual patients under special FDA usage rules.

Gimoti is a non-oral, promotility and anti-emetic treatment that we believe has the potential to significantly improve the standard of care for female gastroparesis patients. If metoclopramide nasal spray is approved for the treatment of diabetic gastroparesis in women, patients and physicians will have access to an outpatient therapy that could be administered and absorbed even when patients are experiencing delayed gastric emptying or nausea and vomiting.

Our Solution: Gimoti (Metoclopramide Nasal Spray)

We are developing Gimoti, a dopamine antagonist / mixed 5-HT3 antagonist / 5-HT4 agonist with promotility and anti-emetic effects, for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women. Since oral metoclopramide was approved by FDA in 1980, oral and intravenous metoclopramide have been the only products approved in the United States to treat gastroparesis. Gimoti is a novel formulation of metoclopramide offering systemic delivery by nasal spray administration.

We are developing the nasal formulation of metoclopramide to provide our targeted patient population with acute or recurrent symptoms of diabetic gastroparesis with a product that can be systemically delivered as an alternative to the oral or intravenous routes of administration. Nasal delivery is possible because the mucosa of the nasal cavity is a single epithelial cell layer which is well‑vascularized and allows metoclopramide molecules to be transferred directly to the systemic circulation. There is no first pass liver metabolism required prior to onset of action. Since gastroparesis is a disease that halts or slows the movement of the contents of the stomach to the small intestine, oral drug administration is often compromised. Unlike the oral tablet formulation of metoclopramide, we believe that Gimoti may be tolerated even when patients are experiencing nausea and vomiting. The nasal formulation may also provide a predictable and consistent means of delivering metoclopramide in patients with delayed gastric emptying and/or frequent vomiting.

A nasal spray formulation of metoclopramide could offer an alternative route of administration for female patients with severe symptoms of diabetic gastroparesis receiving the parenteral formulation of metoclopramide. Following hospitalization for intravenous metoclopramide, a nasal spray formulation would also provide a non-oral option for the transition to an outpatient treatment.

Phase 3 Clinical Trial

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female patients with symptoms associated with acute and recurrent diabetic gastroparesis.  This U.S.-based, multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial evaluated the efficacy, safety and population PK of Gimoti in adult female patients with diabetic gastroparesis. Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary PRO instrument.  On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary. The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument.

A total of 205 women (mean age 52.7 years, 88% with type 2 diabetes; 79% postmenopausal, 51% using insulin, mean duration of diabetes 12.9 years, mean baseline glycosylated hemoglobin (HbA1c) 7.5%) were randomized and 93% completed the study.   The primary endpoint for the ITT population was not statistically significant (p=0.881); however, in exploratory analyses, a treatment effect was seen at Weeks 1 to 3 for patients with higher baseline symptom scores (moderate to severe) in the ITT population (n=105) and for all four weeks for the per protocol population (see Table 1 below). There were also clinically and statistically significant improvements in nausea and abdominal pain, which are two of the more severe and debilitating symptoms of gastroparesis (see Table 2 below).

In July 2015, the FDA issued a draft guidance document regarding the clinical evaluation of drugs for the treatment of gastroparesis, in which FDA states that in order to optimize the ability to demonstrate a treatment effect, clinical trials in this indication should enroll patients with higher symptom severity (moderate to severe).  The improvements observed in our exploratory analyses of our Phase 3 study focused on this subset of patients enrolled in the study. At the time this draft guidance was issued, our Phase 3 study, designed to include patients with a range of symptom severity, had been actively enrolling for more than a year. The overall efficacy results were not significant, due in large part to the patients with less severe symptoms who responded to placebo. Importantly, patients with more severe symptoms experienced a statistically-significant treatment effect with Gimoti, consistent with the recommendation in the draft guidance on clinical studies of gastroparesis.

Reports of treatment-emergent adverse events were similar in both groups (36% Gimoti and 35% placebo) and most were mild or moderate in severity. There were slightly more reports of nasal irritation in subjects receiving placebo than in subjects receiving Gimoti. In particular, there were no adverse events of special interest, such as the central nervous system, or CNS, effects observed (see Table 3 below).

These safety results were consistent with findings from previous Gimoti studies that showed the nasal formulation of metoclopramide has a favorable safety profile and is well-tolerated by healthy volunteers and patients with diabetic gastroparesis. There have been no reports of tardive dyskinesia among the 1,311 exposed healthy volunteers and patients over the metoclopramide nasal spray clinical development program.

Table 1: Phase 3 Change from Baseline in Daily Total Symptom Scores by Week in Analysis Populations with Moderate to Severe Symptoms at Baseline

Population	Time Period	Placebo[1]	Gimoti[1]	p-value[2]
Intent-to-Treat	Week 1 Week 2 Week 3 Week 4	(N = 53) -0.387 -0.614 -0.749 -0.856	(N = 52) -0.588 -0.950 -1.096 -1.220	0.036 0.025 0.039 0.085*
Per Protocol	Week 1 Week 2 Week 3 Week 4	(N = 40) -0.362 -0.625 -0.714 -0.841	(N = 38) -0.623 -1.040 -1.286 -1.373	0.019 0.015 0.003 0.014

Table 2: Phase 3 Change from Baseline in Daily Nausea and Upper Abdominal Pain Scores by Week in Intent‑to‑Treat Population with Moderate to Severe Symptoms at Baseline

Symptom	Time Period	Placebo[1] (N = 53)	Gimoti[1] (N = 52)	p-value[2]
Nausea	Week 1	-0.370	-0.859	0.001
	Week 2	-0.696	-1.149	0.032*
	Week 3	-0.818	-1.242	0.043
	Week 4	-0.905	-1.404	0.027
Upper Abdominal Pain	Week 1	-0.394	-0.641	0.025
	Week 2	-0.554	-0.990	0.016
	Week 3	-0.690	-1.194	0.008
	Week 4	-0.791	-1.218	0.047

1 LSMean from ANCOVA
2 p-value is obtained from an ANCOVA model with fixed effect for treatment group and the baseline value as a covariate. If the normality assumption was not met, the p-value was obtained from a rank
ANCOVA test and denoted with an *.

Table 3: Selected Treatment-Emergent Adverse Events Reported by More than 2 Subjects in Any Treatment Group

Adverse Event	Placebo (N = 103)	Gimoti (N = 102)
Headache	7 (7%)	5 (5%)
Nasal discomfort	4 (4%)	1 (1%)
Epistaxis	2 (2%)	1 (1%)
Fatigue	1 (1%)	2 (2%)

In December 2016, we announced the completion of a second pre-NDA meeting with FDA.  The purpose of the meeting was to discuss efficacy and safety results from the Phase 3 clinical trial and submission strategies for an NDA.  At the pre-NDA meeting, the FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA. The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and the FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  We expect to begin and complete the comparative exposure PK trial in the second half of 2017, followed by a potential NDA submission in of 2017 or early 2018.

In the first pre-NDA meeting with FDA held in August 2016, we confirmed various regulatory, CMC, and non‑clinical requirements for our potential NDA submission. In February 2017, we announced that we received a letter from the FDA exempting Gimoti from a HF Validation study requirement prior to submission of the NDA.

Male Companion Trial

We also conducted a companion clinical trial with Gimoti in male patients with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men. This trial was requested by FDA to confirm the Phase 2b trial results and to capture additional safety data in men. The design of the male study was the same as the study in women and was initiated in April 2014 at sites also enrolling the Phase 3 study in women. Given that diabetic gastroparesis is predominately a female disorder, enrollment was challenging and the trial spontaneously stopped enrolling with 53 randomized male subjects (26 on Gimoti).

In November 2016, the data from the study were analyzed and futility was demonstrated. Results confirmed that even if the trial had fully enrolled, the results would not have differed. As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results showed no statistically significant efficacy in men. The safety profile for Gimoti was well-tolerated and the safety profile was comparable to placebo. The male trial is not required for submission of the Gimoti NDA for women; however, we expect to include safety data from this study in the NDA submission.

Phase 2b Clinical Trial

We have evaluated Gimoti in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 subjects (71% female) with diabetic gastroparesis. Subjects in the trial were between the ages of 18 and 75, with a history of diabetes (type 1 and type 2) and diabetic gastroparesis, who had a baseline modified Gastroparesis Cardinal Symptom Index Daily Diary, or mGCSI-DD, of >2 and <4 for the seven days prior to randomization to blinded study drug (Gimoti or placebo).

In the pre-specified analysis of the primary endpoint, mean mGCSI-DD total score change from Baseline to Week 4, by gender, there was a benefit demonstrated in female subjects that was clinically and statistically significant (p<0.025) while male subjects demonstrated a high placebo response rate. This improvement in mGCSI-DD was supported by secondary and exploratory measures of efficacy in females across the majority of parameters evaluated. Due to the results in men, the primary objective of statistical significance in the overall population was not achieved (p=0.15).

We believe this Phase 2b trial is the largest ever conducted in a diabetic gastroparesis population for any approved metoclopramide dosage forms (oral tablet, orally disintegrating tablet and injection). Previous metoclopramide studies enrolled small numbers of subjects and did not evaluate treatment effects by gender. For example, fewer than 130 gastroparesis subjects were enrolled across all studies included in the NDA for Reglan Tablets, a branded form of metoclopramide currently marketed in the United States by Ani Pharmaceuticals.

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

Gastrointestinal disorders present differently in males and females and responses to therapy vary by gender. There is general consensus among thought leaders in GI motility that women have a higher prevalence of symptoms, their neural and sensory pathways differ, and hormones, such as estrogen and progesterone, play a role. While the Gimoti Phase 2b trial is the first report of a gender- based difference in response to metoclopramide among subjects with diabetic gastroparesis, gender effects have been reported in drug studies for other GI disorders, such as IBS. For example, products such as Lotronex® (alosetron), Zelnorm® (tegaserod) and Amitiza® (lubiprostone) were approved by FDA based on effectiveness in women, but not in men.

Phase 2b Trial Design

The Phase 2b clinical trial consisted of up to a 23-day screening period and a seven-day washout period, followed by 28 days of treatment with study drug. We evaluated two dosage strengths of Gimoti: 10 mg and 14 mg; as well as placebo. The study drug was administered for the 28-day treatment period as a single nasal spray four times daily, 30 minutes before meals and at bedtime. Subjects recorded the severity of their gastroparesis symptoms in a telephonic diary using an interactive voice response system once each day. The symptoms were analyzed using a patient reported outcomes instrument, the Gastroparesis Cardinal Symptom Index Daily Diary, or GCSI-DD, developed for collecting and analyzing data to evaluate the effectiveness of treatments for gastroparesis.

The GCSI-DD contains nine signs and symptoms (nausea, retching, vomiting, stomach fullness, not able to finish a normal sized meal, feeling excessively full after meal, loss of appetite, bloating, and stomach or belly visibly larger) grouped in three subscales. The daily score is calculated as a mean of three subscale means. Additional signs and symptoms collected in the daily diary included abdominal pain, abdominal discomfort, number of hours of nausea, number of episodes of vomiting, and overall severity of gastroparesis symptoms. In close collaboration with the staff of FDA’s Division of Gastroenterology and Inborn Errors Products and the Clinical Outcome Assessments, or COA, these additional symptom data were used to further refine the patient reported outcome instrument.

The result is the mGCSI-DD comprised of four symptoms (nausea, early satiety, bloating, and upper abdominal pain) rated from zero (none) to five (very severe). The instrument has been optimized to detect symptom variability on a severity continuum from nausea to vomiting.

Phase 2b Efficacy Results

Two patient reported outcome endpoints (mGCSI-DD and GCSI-DD) were examined in ITT population based on the protocol design and FDA communications:

•	The primary efficacy endpoint was the change from seven-day baseline to Week 4 of the treatment period in the mGCSI-DD total score (mean of four symptoms).
•	The second efficacy endpoint analyzed was the change from seven-day baseline to Week 4 of the treatment period in the GCSI-DD total score (mean of three subset means with a total of nine symptoms).

Although an overall improvement in symptoms was observed in Gimoti-treated subjects with diabetic gastroparesis compared to placebo, the difference was not statistically significant due to a high placebo response among male subjects. However, statistically significant improvement in gastroparesis symptoms was observed in female subjects with diabetic gastroparesis as measured by the mGCSI-DD and GCSI-DD total scores for both doses of Gimoti compared to the placebo. The beneficial effect of treatment in females appears to be uniform. The results are consistent across the overall endpoints, the individual components, and the two dose groups.

The observed differences in efficacy were based on gender and were not due to severity of baseline disease or other demographic characteristics. No statistically significant differences were observed in efficacy between the 10 mg and 14 mg Gimoti doses; thus the 10 mg dose was considered the lowest effective dose in this study. The table below summarizes the p-values observed for both doses of Gimoti compared to placebo in the Phase 2b clinical trial across all subjects and for male and female subjects separately.

Gimoti Phase 2b Clinical Trial

Gastroparesis Study Endpoint Points P-Value Summary

(Gimoti vs. Placebo: Change from Baseline to Week 4)

	Gimoti 10 mg p-values	Gimoti 14 mg p-values
mGCSI-DD Total Score (per FDA guidance) (1)
All Subjects	0.1504	0.3005
Females	0.0247	0.0215
Males	0.4497	0.2174
GCSI-DD Total Score (per trial protocol) (2)
All Subjects	0.2277	0.5266
Females	0.0485	0.0437
Males	0.4054	0.0972

P-values for pairwise comparisons are obtained from an analysis of covariance, or ANCOVA, model with effects for treatment group and Baseline value as a covariate.

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

The table below summarizes the key data from the trial across all subjects and for female and male subjects separately:

Gimoti Phase 2b Clinical Trial

Primary Endpoint: Mean mGCSI-DD Total Score Change

from Baseline to Week 4 by All Subjects and Gender

(intent-to-treat, last observation carried forward on treatment)

Time Point	Placebo (N=95)	Metoclopramide 10 mg IN (N=96)	Metoclopramide 14 mg IN (N=96)
ALL SUBJECTS
Baseline (1)
N	95	96	96
Mean (SD)	2.8 (0.57)	2.9 (0.60)	2.8 (0.62)
Week 4
N	95	96	96
Mean (SD)	1.8 (1.00)	1.6 (1.06)	1.7 (0.90)
Change from Baseline to Week 4
N	95	96	96
Mean (SD)	- 1.0 (0.89)	-1.2 (1.18)	-1.2 (0.94)
Difference of Least Square Means (95% CI)		-0.20 (-0.47, 0.07)	-0.14 (-0.42, 0.13)
Pairwise p-value vs. Placebo (2)		0.1504	0.3005
Difference of Least Square Means (95% CI)			0.06(-0.22, 0.33)
Pairwise p-value vs. Metoclopramide 10 mg (2)			0.6830
FEMALES
Baseline (1)
N	68	65	70
Mean (SD)	2.7 (0.54)	2.9 (0.62)	2.9 (0.62)
Week 4
N	68	65	70
Mean (SD)	1.9 (1.02)	1.6 (1.08)	1.7(0.94)
Change from Baseline to Week 4
N	68	65	70
Mean (SD)	- 0.8 (0.79)	-1.2 (1.18)	-1.3(0.98)
Difference of Least Square Means (95% CI)		-0.38 (-0.71, -0.05)	-0.38 (-0.71, -0.06)
Pairwise p-value vs. Placebo (2)		0.0247	0.0215
Difference of Least Square Means (95% CI)			-0.00 (-0.33, 0.32)
Pairwise p-value vs. Metoclopramide 10 mg (2)			0.9864
MALES
Baseline (1)
N	27	31	26
Mean (SD)	2.9 (0.63)	2.8(0.54)	2.5 (0.56)
Week 4
N	27	31	26
Mean (SD)	1.4 (0.84)	1.6(1.05)	1.7 (0.79)
Change from Baseline to Week 4
N	27	31	26
Mean (SD)	- 1.4 (0.98)	-1.2 (1.21)	-0.9 (0.78)
Difference of Least Square Means (95% CI)		0.18 (-0.30, 0.66)	0.32 (-0.19, 0.83)
Pairwise p-value vs. Placebo (2)		0.4497	0.2174
Difference of Least Square Means (95% CI)			0.14 (-0.35, 0.63)
Pairwise p-value vs. Metoclopramide 10 mg (2)			0.5805

(1)	Baseline is defined as the mean mGCSI-DD total score during the washout period
(2)	p-values for pairwise comparisons are obtained from an ANCOVA model with effects for treatment group and baseline value as a covariate

Phase 2b Safety Observations

In the Phase 2b clinical trial, Gimoti 10 mg and 14 mg doses were well-tolerated and no differences in the safety profiles were observed between the two doses administered. No serious adverse events occurred related to study treatment. In addition, there were no clinically-meaningful differences observed in clinical laboratory parameters, physical examination findings, or electrocardiogram recordings.

Adverse events that occurred more commonly in both Gimoti 10 mg and 14 mg doses compared to placebo (≥2% difference between treated compared to placebo groups) were dysgeusia, headache, nasal discomfort, rhinorrhea, throat irritation, fatigue, hypoglycemia and hyperglycemia. The majority of adverse events were mild to moderate and transient in nature.

Treatment-Emergent Adverse Events Reported by More than Two Subjects in Any Treatment Group

	All Subjects
System Organ Class Preferred Term	Placebo (N = 95)		Gimoti 10 mg (N = 95)		Gimoti 14 mg (N = 95)
Nervous System Disorders
Dysgeusia	4	(4.2%)	12	(12.6%)	13	(13.7%)
Headache	4	(4.2%)	7	(7.4%)	8	(8.4%)
Dizziness	2	(2.1%)	3	(3.2%)	3	(3.2%)
Gastrointestinal Disorders
Diarrhea	9	(9.5%)	3	(3.2%)	2	(2.1%)
Nausea	4	(4.2%)	1	(1.1%)	4	(4.2%)
Gastroesophageal reflux disease	1	(1.1%)	4	(4.2%)	0	(0.0%)
Respiratory, Thoracic, and Mediastinal Disorders
Epistaxis	2	(2.1%)	2	(2.1%)	3	(3.2%)
Cough	2	(2.1%)	0	(0.0%)	3	(3.2%)
Nasal discomfort	0	(0.0%)	3	(3.2%)	2	(2.1%)
Rhinorrhea	1	(1.1%)	1	(1.1%)	3	(3.2%)
Throat irritation	1	(1.1%)	0	(0.0%)	3	(3.2%)
Infections and Infestations
Upper respiratory tract infection	4	(4.2%)	0	(0.0%)	2	(2.1%)
Nasopharyngitis	1	(1.1%)	3	(3.2%)	1	(1.1%)
General Disorders and Admin Site Conditions
Fatigue	1	(1.1%)	5	(5.3%)	6	(6.3%)
Metabolism & Nutrition Disorders
Hyperglycemia	1	(1.1%)	1	(1.1%)	3	(3.2%)
Hypoglycemia	1	(1.1%)	1	(1.1%)	3	(3.2%)
Psychiatric Disorders
Depression	3	(3.2%)	0	(0.0%)	0	(0.0%)

Phase 1 Comparative Bioavailability Bridging Study

Our Phase 1 clinical trial of Gimoti was an open-label, four-treatment, four-period, four-sequence crossover study conducted at a single study center. Forty healthy volunteers were enrolled and randomly assigned to one of four treatment sequences. After an overnight fast, subjects received a single dose of each of the metoclopramide treatments (10 mg Gimoti, 20 mg Gimoti, 10 mg Reglan tablet, and 5 mg/mL Reglan injection) in random sequence with a seven-day washout period between doses. Thirty nine subjects received at least one dose of metoclopramide. The pharmacokinetic analysis population consisted of 37 subjects who received all four treatments and two subjects who received three of the four treatments.

After nasal spray administration of the 10 mg and 20 mg doses of Gimoti, mean plasma metoclopramide concentrations increased in a dose-related manner, as did mean values for Cmax and AUCinf. The absolute bioavailability of Gimoti after nasal spray administration was comparable for the 10 mg (47.4%) and 20 mg (52.5%) doses as were the bioavailabilities relative to the oral tablet (60.1% and 66.5%, respectively).

The graphs below illustrate the mean plasma concentrations of the active ingredient in the two doses of Gimoti as well as the oral and injection forms.

Thorough ECG (QT/QTc) Study

We conducted a randomized, double-blind, double-dummy, four-way crossover thorough ECG (QT/QTc) study of Gimoti in 2014. The study was designed in accordance with FDA’s published guidance on clinical evaluation of QT/QTc interval, and compared the effects of Gimoti on the QT/QTc interval when administered at therapeutic and supratherapeutic doses in 48 healthy female and male volunteers. Moxifloxacin, an antibiotic known to prolong the QT/QTc interval, was used as the positive control.

In December 2014 we reported that data from the study met the pre-specified primary endpoint, demonstrating that Gimoti, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.  The study was conducted to satisfy a safety requirement by FDA in support of our submission of an NDA for Gimoti.

Prior Development

From 1985 to present, we, or our predecessors, have conducted numerous clinical studies to evaluate the safety and pharmacokinetic profile of nasal spray formulations of metoclopramide in healthy volunteers and the safety, efficacy, pharmacokinetic and profile of metoclopramide nasal spray in patients. More than 1,311 subjects have been dosed in these studies with nasal formulations of metoclopramide at doses ranging from 10 mg to 80 mg.

In one study, a Phase 2A, multicenter, randomized, open-label, parallel design study, Questcor Pharmaceuticals, Inc., or Questcor (now part of Mallinckrodt plc), compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with FDA-approved 10 mg metoclopramide tablet. For the primary efficacy endpoint in the per protocol population analysis, a statistically significant difference in the total symptom score between baseline and week 6 for both the nasal 10 mg (p=0.026) and nasal 20 mg (p=0.008) cohorts compared to the oral 10 mg group was observed. Metoclopramide nasal spray was initially developed by Nastech Pharmaceutical Company, Inc. in precursor formulations to Gimoti and subsequently acquired and developed by Questcor.

We acquired rights to this product candidate from Questcor in 2007. We then optimized the acquired formulation of metoclopramide nasal spray to improve stability and remove inactive ingredients to improve the palatability and tolerability of Gimoti for subjects. We also developed the current formulation with excipients that are at or below the levels listed in FDA’s Inactive Ingredient Database for nasal products.

We evaluated the current formulation of Gimoti in five completed clinical trials enrolling a total of 636 patients and healthy volunteers (Phase 1 (39), Phase 2 (190), QT/QTc (54), Phase 3 (205) and Companion (53)) and the nasal spray pump used is the same.

The primary container closure system for Gimoti is comprised of an amber glass vial directly attached to a pre-assembled spray pump unit with a protection cap. Each multi dose sprayer system comes preassembled and capable of delivering a 30 day supply (120 doses at 4 doses per day.) The sprayer is a standardized metered sprayer technology utilized in other nasal spray products as well as the amber vial.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for Gimoti in the United States and abroad. We seek patent protection in the United States and internationally for our product candidate, its methods of use and processes for its manufacture, and for other technologies, where appropriate. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

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

Other Intellectual Property Rights

We currently have a registered trademarks for EVOKE PHARMA and Gimoti in the United States.

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

Sales and Marketing

We plan to commercialize Gimoti in the United States alone, or in partnership with pharmaceutical companies that have established development and sales and marketing capabilities. Our strategy for Gimoti, if approved, will be to establish Gimoti as the prescription product of choice for diabetic gastroparesis in women. If the product candidate is approved, our expectation is that Gimoti would initially be sold to gastrointestinal and internal medicine specialists, primary care physicians and select health care providers. We may also utilize contract sales forces to assist in the marketing of Gimoti to approved patient populations.

Manufacturing

We do not own or operate manufacturing facilities for the production of Gimoti, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our clinical trials.

In April 2015, we announced the completion of production of a commercial scale lot of Gimoti as required by FDA. With the completion of this large scale production of Gimoti, we believe we have demonstrated our ability to manufacture Gimoti at commercial scale quantities in accordance with CMC. In addition to data from this recent program, we have a three-year registration stability data package from previous studies which have all met proposed specifications. These CMC datasets will be submitted as part of our NDA submission following completion of our ongoing Phase 3 clinical trial and male companion trial.

We do not have any current contractual relationships for the manufacture of commercial supplies of Gimoti. We intend to enter into agreements with third-party contract manufacturers for the commercial production of Gimoti prior to regulatory approval. We currently utilize a third-party consultant, which we engage on an as-needed, hourly basis, to manage our manufacturing contractors.

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

We expect that, if approved, Gimoti will compete directly with metoclopramide oral, erythromycin and domperidone as a treatment for gastroparesis. Metoclopramide is the only product currently approved in the United States to treat gastroparesis. Metoclopramide is available from a number of generic pharmaceutical manufacturers as well in branded form in the United States under the tradename Reglan® Tablets from Ani Pharmaceuticals.

Previously, Propulsid® (cisapride) and Zelnorm® (tegaserod) were prescribed off-label by physicians to treat gastroparesis. Propulsid® (cisapride) was approved for use in the treatment of dyspepsia and GERD. Zelnorm® (tegaserod) was approved for use in IBS and idiopathic chronic constipation. Both of these products have been withdrawn from the market because of cardiac safety issues.

Salix Pharmaceuticals, Inc. launched an orally dissolving tablet formulation of metoclopramide in 2009. Other programs in the gastroparesis pipeline include new chemical entities in earlier-stage clinical trials. In addition to our Gimoti product candidate, we are aware of the following development candidates; all of which are in Phase 2 clinical development.

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
Gimoti	dopamine antagonist /mixed 5-HT3 antagonist 5-HT4 agonist	nasal	Evoke Pharma	Post-Phase 3
RM-131	ghrelin agonist	sub-cutaneous	Rhythm/Allergan	Phase 2b
Velusetrag	5-HT4 receptor agonist	oral	Theravance	Phase 2
Tradipitant	NK-1 antagonist	oral	Vanda	Phase 2
Renzapride	5-HT4 agonist/ 5-HT3 antagonist	oral	Endologic	Phase 2
ATC-1906	D2/D3 antagonist	oral	Takeda	Phase 1

RM-131 is a small-peptide analog of ghrelin, a hormone produced in the stomach that stimulates gastrointestinal activity. The compound is being developed for GI motility disorders and has shown efficacy in surgical and opiate-induced ileus in animal models due to a direct prokinetic effect. In October 2016, a Phase 2b study failed to reach statistical significance. Following the trial results, Allergan plc. executed its option to acquire Rhythm Holding Company, LLC.  RM-131 reverses body weight loss in cachexia models.

TD-5108, also called Velusetrag, is a 5-HT4 receptor agonist compound under development for the treatment of gastroparesis by Theravance Biopharma, Inc., in collaboration with Alfa Wassermann S.p.A. Previously, TD-5108 was under development for chronic constipation.

Tradipitant is a NK-1 antagonist that has been tested in various other indications by Vanda Pharmaceuticals Inc.  No known data related to gastroparesis is available for this program.

Renzapride, a 5-HT4 agonist and 5HT-3 antagonist, has been studied in more than 5,000 patients including one Phase 3 trial for the treatment of constipation-dominant irritable bowel syndrome (IBS-C). Renzapride demonstrated a small but statistically significant benefit in the Phase 3 study in IBS-C, however, the prior owner of the product decided to not continue to pursue development of the drug for this indication.  The drug was well tolerated and showed no evidence of cardiotoxicity. A pilot Phase 2 study in patients with diabetic gastroparesis showed that doses of 0.5 mg, 1.0 mg and 2.0 mg, once-daily, showed significant improvement in gastric emptying in a dose-dependent manner.  This endpoint does not meet the July 2015 FDA guidance for gastroparesis recommending measurement of symptoms associated with gastroparesis.

Altos Therapeutics LLC, or Altos, is developing the ATC-1906 compound as an oral dopamine D2/D3 receptor antagonist that addresses the symptoms of nausea and vomiting in gastroparesis patients. As part of the agreement, Takeda Pharmaceutical Company Limited, or Takeda, will provide Altos an upfront payment for the option to acquire Altos. If Takeda elects to exercise the option, Takeda would make an additional payment to acquire Altos, and would then assume control over development and commercialization of ATC-1906.

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

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt plc, or Mallinckrodt, acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments we made to Questcor, we may also be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million. These milestones include up to $4.5 million in payments if Gimoti achieves the following development targets:

•	$1.5 million upon FDA’s acceptance for review of an NDA for Gimoti; and
•	$3 million upon FDA’s approval of Gimoti.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act, or FFDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by FDA before a drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with FDA’s good laboratory practice regulations;
•	submission to FDA of an Investigational New Drug Application, or IND, for human clinical testing which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug product for each intended use;

•

satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with FDA current good manufacturing practices, or cGMP, regulations, including, for devices and device components, the Quality System Regulation, or QSR, and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	submission to FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable; and
•	FDA review and approval of the NDA.

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Pre-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by FDA, unless FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Further, an IRB covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site, and it must monitor the study until completed. FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB’s or regulatory requirements, or for other reasons, or FDA or IRB may impose other conditions.

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

•

Phase 4: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

The results of product development, pre-clinical studies and clinical trials are submitted to FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls, or CMC, and proposed labeling, among other things.

Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before FDA accepts it for filing.

Once the submission has been accepted for filing, FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within ten months of the date of receipt by FDA (for drugs that do not contain new molecular entities) and ten months of the 60-day filing date (for drugs that contain new molecular entities). A Priority Review designation is given to drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The goal for completing a Priority Review is six months from the date of receipt by FDA (for drugs that do not contain new molecular entities) and six months of the 60-day filing date (for drugs that contain new molecular entities). However, FDA does not always complete its review within these timelines and the Agency’s review can take substantially longer.

We believe that our product candidate will be granted a Standard Review for a product that does not contain a new chemical entity. The review process may be extended to allow FDA to request and review additional information or obtain clarification regarding information provided in the original submission. FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, FDA may inspect the facility or facilities where the product is manufactured. FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements, including QSR requirements for the device component of the product, and are adequate to assure consistent production of the product within required specifications. Additionally, FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA.

After FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete or that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for FDA to reconsider the application. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to FDA’s satisfaction, FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Once issued, FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with FDA and state agencies, and are subject to periodic unannounced inspections by FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, FDA may suspend, restrict or withdraw the approval, require a product recall, or impose additional restrictions or limitations if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

FDA may require post-approval studies and clinical trials if FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

The Food and Drug Administration Amendments Act of 2007 gave FDA the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, from manufacturers to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. FDA may also impose a REMS requirement on a drug already on the market if FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits continue to outweigh its risks.

In March 2009, FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products. FDA’s authority to take this action is based on risk management and post market safety provisions within the Food and Drug Administration Amendments Act. The REMS consists of a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. In 2011, FDA determined that maintaining the Medication Guide as a part of the approved labeling is adequate to address the public health concern and meets the regulatory standards.  As a result, FDA determined that a REMS for metoclopramide is no longer required.  We intend to follow current labeling procedures to include a medication guide at the time of the NDA submission for Gimoti.

FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market, and FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Indeed, FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials are pre-cleared by FDA, and state and federal civil and criminal investigations and prosecutions.

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

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for modifications to formulations or uses of products previously approved by FDA, an applicant may submit an NDA under Section 505(b)(2) of the FFDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and FDA’s findings of safety and effectiveness based on certain pre-clinical or clinical studies conducted for an approved product. FDA may also require companies to perform additional studies or measurements to support the change from the approved product. FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that a Section 505(b)(2) NDA relies on studies conducted for a previously approved drug product, the applicant is required to certify to FDA concerning any patents listed for the approved product in FDA Orange Book. FDA Orange Book is where patents associated with a FDA-approved product are listed. Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. If the applicant does not challenge the listed patents through a Paragraph IV certification, the Section 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) NDA application also will not be accepted or approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in the Orange Book for the referenced product has expired.

If the 505(b)(2) NDA applicant has provided a Paragraph IV certification to FDA, the applicant must also send notice of the Paragraph IV certification to the referenced NDA and patent holders once the 505(b)(2) NDA has been accepted for filing by FDA. The NDA and patent holders may then initiate a legal challenge to the Paragraph IV certification. Under the FFDCA, the filing of a patent infringement lawsuit within 45 days of the NDA and patent holders’ receipt of a Paragraph IV certification in most cases automatically prevents FDA from approving the Section 505(b)(2) NDA for 30 months, or until a court decision or settlement finding that the patent is invalid, unenforceable or not infringed, whichever is earlier. The court also has the ability to shorten or lengthen the 30-month stay if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2)

applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized.

The 505(b)(2) NDA applicant also may be eligible for its own regulatory exclusivity period, such as three-year exclusivity. Specifically, a product may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, FDA would be precluded from making effective any other application for the same condition of use or for a change to the drug product that was granted exclusivity until after that three-year exclusivity period has expired. Additional non-patent exclusivities may also apply.

Additionally, the 505(b)(2) NDA applicant may have relevant patents in the Orange Book, and if so, it can initiate patent infringement litigation against those applicants that challenge such patents, which could result in a 30-month stay delaying those applicants.

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA’s cGMP regulations including applicable QSR requirements. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, FDA has broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.

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

Other Healthcare Laws

Although we currently do not have any products on the market, if our drug candidates are approved and we begin commercialization, we will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician sunshine laws and regulations.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information, as well as gifts, compensation and other remuneration to physicians.

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

Employees

We currently have seven full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Research and Development

We incurred $7.0 million, $8.2 million and $10.0 million in research and development expenses for the years ended December 31, 2016, 2015, and 2014, respectively.

About Evoke

We were formed as a Delaware corporation in January 2007. Our principal executive offices are located at 420 Stevens Avenue, Suite 370, Solana Beach, California 92075, and our telephone number is (858) 345-1494.

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

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, Gimoti

Our business is entirely dependent on the success of Gimoti, which failed to achieve the primary endpoint of symptom improvement in a Phase 3 clinical trial in female patients with symptoms associated with diabetic gastroparesis. While we are continuing to pursue regulatory approval based on a planned comparative exposure PK trial, we cannot be certain that this trial will be successful or that we will be able to obtain regulatory approval for, or successfully commercialize, Gimoti.

To date, we have devoted all of our research, development and clinical efforts and financial resources toward the development of Gimoti, our patented nasal delivery formulation of metoclopramide for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in adult women. Gimoti is our only product candidate. In July 2016, we announced topline results from our Phase 3 clinical trial that evaluated the efficacy and safety of Gimoti in women with symptoms associated with diabetic gastroparesis. In this study, Gimoti did not achieve its primary endpoint of symptom improvement in the Intent-to-Treat (ITT) group at Week 4.

In December 2016, we announced the completion of a second pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and the FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  We expect to begin and complete the comparative exposure PK trial in the second half of 2017, followed by a potential NDA submission in late 2017 or early 2018.  If we are unable to establish bioequivalence in the comparative exposure PK trial, or FDA later determines to require the conduct of additional efficacy or safety trials, we will be unable to submit an NDA on this timeframe, or potentially at all.

Because our business is entirely dependent on the success of Gimoti, if we are unable to successfully complete development of and receive regulatory approval of this product candidate, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in the complete loss of an investment in our securities.

In addition to the above factors, the future regulatory and commercial success of Gimoti is subject to a number of additional risks, including the following:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA, to FDA or receive approval of the NDA;
•

subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to Gimoti, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

•

if approved, Gimoti will compete with well-established products already approved for marketing by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

Of the large number of drugs in development in this industry, only a small percentage result in the submission of an NDA to FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market Gimoti, any such approval may be subject to limitations on the indicated uses for which we may market the product.

We will require substantial additional funding and may be unable to raise capital when needed, which would force us to liquidate, dissolve or otherwise wind down our operations.

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through at least February 2018, although there can be no assurance in that regard. We will be required to raise additional funds in order to continue as a going concern beyond that time.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect.  Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, costs and results of our planned comparative exposure PK trial;
•

the need for, and the progress, costs and results of, any additional clinical trials of Gimoti we may initiate based on the results of our upcoming comparative exposure PK trial or discussions with FDA, including any additional trials FDA or other regulatory agencies may require evaluating the efficacy or safety of Gimoti;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for Gimoti;
•	the costs of establishing or outsourcing sales, marketing and distribution capabilities, should we elect to do so;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Gimoti;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Furthermore, the issuance of additional shares or other securities by us, or the possibility of such issuance, may cause the market price of our shares to decline and dilute the holdings of our existing stockholders. If we raise additional funds by incurring debt, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.  We cannot provide any assurance that our existing capital resources will be sufficient to enable us to identify or execute a viable plan for continued clinical development of Gimoti or to otherwise survive as a going concern.

If we are not able to obtain regulatory approval for Gimoti, we will not be able to commercialize this product candidate and our ability to generate revenue will be limited.

We have not submitted an NDA or received regulatory approval to market any product candidates in any jurisdiction. We are not permitted to market Gimoti in the United States until we receive approval of an NDA for the product candidate in a particular indication from FDA. To date, we have completed a Phase 3 clinical trial in female subjects, a Phase 2b clinical trial and we acquired the results from a separate Phase 2 clinical trial in diabetic subjects with gastroparesis. In the Phase 2b clinical trial that we performed ourselves, which concluded in 2011, Gimoti failed to meet the primary endpoint for the trial. Although an overall improvement in symptoms was observed in Gimoti-treated subjects with diabetic gastroparesis compared to placebo in this Phase 2b clinical trial, the difference was not statistically significant due to a high placebo response among male subjects. The earlier Phase 2 clinical trial performed by Questcor was a multicenter, randomized, open-label, parallel design study. This head-to-head study compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with FDA-approved 10 mg metoclopramide tablet. Although data from the earlier Phase 2 clinical trial will be referenced in the Gimoti NDA, the open-label study design limits the importance of the efficacy results in the NDA.

We completed our Phase 3 clinical trial in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis and announced in July 2016 that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.  While we are planning to conduct the comparative exposure PK trial to serve as a basis for an NDA submission for Gimoti, there is no guarantee that this trial, or any other future trials, will be successful or that regulators will agree with our assessment of the clinical trials for Gimoti conducted to date. In addition, we have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or preclinical or other studies.

Varying interpretation of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, we have acquired our rights to Gimoti from Questcor, who acquired its rights from a predecessor. Thus, much of the preclinical and a portion of the clinical data relating to Gimoti that we would expect to submit in an NDA for Gimoti was obtained from studies conducted before we owned the rights to the product candidate and, accordingly, was prepared and managed by others. These predecessors may not have applied the same resources and given the same attention to this development program as we would have if we had been in control from inception.

Gimoti and the activities associated with its development and potential commercialization, including its testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory marketing approval for Gimoti will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.

FDA may impose requirements on our clinical trials that are difficult to comply with, which could harm our business.

In July 2015 FDA published draft guidance intended to assist sponsors in the clinical development of drugs for the treatment of diabetic and idiopathic gastroparesis clinical trials, Gastroparesis:  Clinical Evaluation of Drugs for Treatment – Guidance for Industry. We believe that FDA Guidance is consistent with the advice FDA provided to us regarding trial design and study endpoints for our completed Phase 3 trials. In addition, FDA Guidance explicitly states that there is an urgent medical need for development of drugs with a favorable risk-benefit profile to treat patients with gastroparesis and acknowledges that “patients with diabetic gastroparesis may experience further derangement of glucose control because of unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs.” FDA Guidance, however, does not create or confer any rights for or on any person and do not operate to bind FDA or the public, and FDA may ultimately disagree with our interpretation regarding the meaning or applicability of any published Guidance documents.

We conducted a Phase 3 trial in adult female subjects with diabetic gastroparesis, which failed to reach its primary endpoint.  However, following our second pre-NDA meeting with FDA in December 2016, FDA agreed that a comparative exposure PK trial, along with prior efficacy and safety data from other completed Gimoti studies, would be sufficient for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. Although we believe successful results from the comparative exposure PK trial along with the prior data will be sufficient to allow us to submit an NDA for Gimoti, it is possible FDA will require additional clinical testing before submission or approval of the NDA.  In addition, based on discussions with FDA, we also conducted a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis which is not required for an NDA submission; however, we expect to include safety data from this trial in the NDA submission.  If we are unable to comply with FDA’s requirements, we will not be able to obtain approval for Gimoti and our ability to generate revenue will be materially impaired.

Any termination or suspension of, or delays in the completion of, any future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Delays in the completion of any future clinical trials for Gimoti, including the planned comparative exposure PK trial, could significantly affect our product development costs. We do not know whether any trials will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	FDA placing the clinical trial on hold;
•	subjects failing to remain in our trial at the rate we expect (for example, due to variable patient frequency and severity of disease and variability in gastric emptying testing);
•	subjects choosing an alternative treatment for the indication for which we are developing Gimoti, or participating in competing clinical trials;
•	subjects experiencing severe or unexpected drug-related adverse effects;

•

a facility manufacturing Gimoti, or any of its components, being ordered by FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of FDA’s current good manufacturing practices or other applicable requirements, or infections or cross-contaminations of product candidate in the manufacturing process;

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

•

inspections of clinical trial sites by FDA or the finding of regulatory violations by FDA or an independent institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•

third-party contractors becoming debarred or suspended or otherwise penalized by FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of Gimoti, or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Also, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of Gimoti could be significantly reduced.

Delays in the completion of any clinical trials and studies we may conduct for Gimoti could be harmful to our business and cause us to require additional funding.

Final marketing approval for Gimoti by FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

If our planned comparative exposure PK trial is successful, we plan to submit an NDA for Gimoti.  However, we cannot provide any assurance as to whether or when we will submit an NDA, or whether or when we will obtain regulatory approval to commercialize Gimoti.  We cannot, therefore, predict the timing of any future revenue. Because Gimoti is our only product candidate this risk is particularly significant for us. We cannot commercialize Gimoti until the appropriate regulatory authorities have reviewed and approved marketing applications for this product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for Gimoti. In addition, we may experience delays or the application may be rejected based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, in 2009 following an FDA review of metoclopramide spontaneous safety reports, FDA required a boxed warning be added to the metoclopramide product label concerning the chance of tardive dyskinesia, or TD, for patients taking these products. FDA requires a boxed warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Recently, the European Medicines Agency’s Committee on Medicinal Products for Human Use, or CHMP, has reviewed and has proposed labeling changes for marketed metoclopramide products in the European Union based on age, dosing guidelines or indications. Based on their assessment of the limited efficacy and safety data currently available to the CHMP, the CHMP recommended to the European Medicines Agency that indications with limited or inconclusive efficacy data, including GERD, dyspepsia and gastroparesis, be removed from the approved product label in the European Union. There can be no assurance as to whether FDA will re-review approved metoclopramide product labels as a result of any such regulatory actions in the European Union or otherwise. If marketing approval for Gimoti is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

If FDA does not conclude that Gimoti satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements under Section 505(b)(2) are not as we expect, the approval pathway for our primary product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for our primary product candidate, Gimoti. Gimoti is a drug/device combination product that will be regulated under the drug provisions of the FFDCA, enabling us to submit an NDA for its approval. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

If FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for Gimoti, and the complications and risks associated with our lead product candidate, would likely substantially increase. We may need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in competitive products reaching the market before Gimoti, which could impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that Gimoti or any future product candidates will receive the requisite approvals for commercialization.

Even if we obtain marketing approval for Gimoti, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidate, when and if Gimoti is approved.

Even if U.S. regulatory approval is obtained, FDA may still impose significant restrictions on Gimoti’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Gimoti will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for Gimoti fail to comply with applicable regulatory requirements, a regulatory agency may:

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

FDA has the authority to require a REMS as a condition of approval of an NDA or following approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In March 2009, FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products, including a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. We intend to submit a proposed REMS at the time of the NDA submission for Gimoti.

In addition, if Gimoti is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by FDA as reflected in the product’s approved labeling. If we receive marketing approval for Gimoti, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law.  The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. Although certain positions at the FDA may be exempt from the freeze, an under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Even if we receive regulatory approval for Gimoti, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, will be limited.

Gimoti’s commercial success will depend upon the acceptance of the product candidate by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our product candidate will depend on a number of factors, including:

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

If Gimoti is approved, but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue, and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of Gimoti may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products.

It will be difficult for us to profitably sell Gimoti if coverage and reimbursement are limited.

Market acceptance and sales of our product candidate will depend on coverage and reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors have been challenging the prices charged for products. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which FDA has granted marketing approval. This trend may impact the reimbursement for treatments for GI disorders especially, including Gimoti, as physicians typically focus on symptoms rather than underlying conditions when treating patients with these disorders and drugs are often prescribed for uses outside of their approved indications. In instances where alternative products are available, it may be required that those alternative treatment options are tried before coverage and reimbursement are available for Gimoti. Although Gimoti is a novel nasal spray formulation of metoclopramide, this is the same active ingredient that is already available in other formulations approved for the treatment of gastroparesis that are already widely available at generic prices. We cannot be sure that coverage will be available for Gimoti and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, this product candidate. In addition, in certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize our product candidate.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of Gimoti.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We do not own or operate manufacturing facilities for the production of any component of Gimoti, including metoclopramide, the nasal spray device or associated bottle, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and drug product for our clinical trials. For Gimoti, we are currently using, and relying on, single suppliers and single manufacturers for starting materials, the final drug substance and nasal spray delivery device. Although potential alternative suppliers and manufacturers for some components have been identified, we have not qualified these vendors to date. If we were required to change vendors, it could result in a failure to meet regulatory requirements or projected timelines and necessary quality standards for successful manufacturing of the various required lots of material for our development and commercialization efforts.

We do not have any current contractual relationships for the manufacture of commercial supplies of Gimoti. If Gimoti is approved for sale by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for commercial production. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is limited. We have identified one manufacturer for potentially providing commercial supplies of Gimoti; however, no alternative providers have been identified to date. If we are unable to come to terms on becoming our commercial supplier with this manufacturer, we would have to find replacements, which could delay the commercialization of our product candidate.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of Gimoti. We anticipate that Gimoti, if approved, would compete directly with metoclopramide, erythromycin and domperidone, each of which is available under various trade names sold by several major pharmaceutical companies, including generic manufacturers. Metoclopramide is the only molecule currently approved in the United States to treat gastroparesis. Metoclopramide is generically-available and indicated for the relief of symptoms associated with acute and recurrent diabetic gastroparesis, without the limitation of use in women only.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we successfully:

•	assure health care providers, patients and health care payors that Gimoti is beneficial compared to other products in the market;
•	obtain patent and/or other proprietary protection for Gimoti;
•	obtain and maintain required regulatory approvals for Gimoti; and
•	collaborate with others to effectively market, sell and distribute Gimoti.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidate obsolete. In addition to our Gimoti product candidate, we are aware of other development candidates in clinical development. Any of these product candidates could advance through clinical development faster than Gimoti and, if approved, could attain faster and greater market acceptance than our product candidate. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

We have no sales, marketing or distribution capabilities currently and we will have to invest significant resources to develop these capabilities.

Currently, we have no internal sales, marketing or distribution capabilities. If Gimoti ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that Gimoti will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	inability to attract and build an effective marketing department or sales force;
•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by Gimoti or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

If we fail to attract and retain senior management and key commercial personnel, we may be unable to successfully complete the development of Gimoti and commercialize this product candidate.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and commercial personnel. We are highly dependent upon our senior management team composed of three individuals: David A. Gonyer, R.Ph., our President and Chief Executive Officer, Matthew J. D’Onofrio, our Executive Vice President and Chief Business Officer,

and Marilyn Carlson, D.M.D., M.D., our Chief Medical Officer. The loss of services of any of these individuals could delay or prevent the successful development of Gimoti or the commercialization of this product candidate, if approved.

We will need to hire and retain qualified personnel to pursue the potential commercialization of Gimoti. We could experience problems in the future attracting and retaining qualified employees. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area where we are headquartered. We may not be able to attract and retain quality personnel on acceptable terms who have the expertise we need to sustain and grow our business.

We may encounter difficulties in managing our growth and expanding our operations successfully.

Because we currently have only seven full-time employees, we will need to grow our organization substantially to pursue the potential commercialization of Gimoti and to potentially conduct additional unplanned development activities. As we seek to commercialize Gimoti, we will need to expand our regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize Gimoti and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize Gimoti and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for Gimoti, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidate, assuming we obtain marketing approval.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of Gimoti, if any, may be. In addition, increased scrutiny by the U.S. Congress of FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In early 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act, among other things, increased the Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and revised the definition of “average manufacturer price” for reporting purposes, which could further increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products, increased the number of entities eligible for discounts under the 340B program and included a 50% discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2025, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products, if approved.

If we market products in a manner that violates healthcare laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict business activities in the pharmaceutical industry, including certain marketing practices. These laws include false claims, anti-kickback, data privacy and security and physician payment transparency laws and regulations. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

In addition, the Affordable Care Act included the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members. Manufacturers are required to report such data to the government by the 90th calendar day of each year. There are also several states with similar laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, and/or require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers.

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

We may face competition in the United States for Gimoti, if approved, from lower priced products from foreign countries that have placed price controls on pharmaceutical products. This risk may be particularly applicable to drugs such as Gimoti. The MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of FDA, U.S. Customs and Border Protection and other government agencies. For example, Pub. L. No. 111-83, which was signed into law in October 2009 and provides appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act, or FDCA. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

The importation of foreign products that compete with Gimoti could negatively impact our revenue and profitability, possibly materially.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Gimoti.

We face an inherent risk of product liability as a result of the clinical testing of Gimoti and will face an even greater risk if we commercialize the product candidate. For example, we may be sued if Gimoti allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

In particular, products containing metoclopramide have been reported to cause side effects, including TD. It is possible that a patient taking Gimoti will be found to experience a variety of side effects. In 2009, FDA required a boxed warning on all metoclopramide product labels concerning the chance of TD for patients taking these products. We expect that the label for Gimoti, if approved, will likely contain a similar warning regarding TD. Several manufactures of metoclopramide products have been sued by patients regarding TD.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Gimoti;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize Gimoti; and
•	a decline in our stock price.

We may form strategic alliances in the future, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of Gimoti. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for Gimoti because third parties may view the development risk of Gimoti as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development program for Gimoti and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture Gimoti and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our Gimoti. Our ability to obtain clinical supplies of Gimoti could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our operations are located in Solana Beach, California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and/or commercialization of other therapies for GI motility disorders. Similar to our initial focus on gastroparesis, we will evaluate opportunities to in-license or acquire other product candidates as well as commercial products to treat patients suffering from predominantly GI disorders, seeking to identify areas of high unmet medical needs with limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, extensive clinical trials and approval by FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the drug candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We place considerable importance on obtaining patent protection for new technologies, products and processes because our commercial success will depend, in large part, on obtaining patent protection for new technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing our patents against third party competitors. To that end, we have acquired and will file applications for patents covering formulations containing or uses of Gimoti or our proprietary processes as well as other intellectual property important to our business. One of our patents related to Gimoti was acquired from Questcor. This method of use patent was not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, Questcor and other predecessors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patent and application and had control over the drafting and prosecution.

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

The patent rights we own covering Gimoti are limited to specific methods of use and formulations of metoclopramide. As a result, our ability to market Gimoti may be limited by the lack of patent protection for the active ingredient itself and other metoclopramide formulations may be developed by competitors. The active ingredient in Gimoti is metoclopramide. No patent protection is available for metoclopramide itself. As a result, competitors who develop and receive required regulatory approval for competing products using the same active ingredient as Gimoti may market their competing products so long as they do not infringe any of the method or formulation patents owned by us.

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

We have focused our intellectual property efforts on the United States. To the extent that our patent portfolio differs from country to country outside the United States, this may make protecting Gimoti as a product outside the United States even more difficult and unpredictable. Various countries maintain their own standards and interpretation of intellectual property law, potentially creating additional patent risk beyond even that experienced within the United States.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of Gimoti. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing Gimoti until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology; or
•	require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent Gimoti from being marketed. Any patent-related legal action against us claiming damages or seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and could require us to obtain a license to continue to manufacture or market Gimoti, or, if no such license were available on commercially viable terms, could require us to cease manufacturing and marketing of Gimoti. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing Gimoti, which could harm our business, financial condition and operating results. Whatever the outcome, any patent litigation would be costly and time consuming, could be distracting to our management, and could have a material adverse effect on our business.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through at least February 2018. This period could be shortened if there are any significant increases in planned spending on our Gimoti development program than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years related to completing development for Gimoti, and seeking regulatory approval from FDA to manufacture and commercialize Gimoti. Our net loss for the year ended December 31, 2016, was approximately $10.7 million. As of December 31, 2016, we had an accumulated deficit of approximately $58.8 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if Gimoti is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize Gimoti or other marketable drugs. As a result, there can be no assurance that we will ever generate revenues or achieve profitability, which could impair our ability to sustain operations or obtain any required additional funding. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize Gimoti.

We will require substantial additional future capital in order to finance any additional development activities for Gimoti, including any requirements requested by FDA, as well as for any NDA preparation and pre-commercial activities, including marketing and manufacturing of Gimoti. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	our assessment of continued development opportunities for Gimoti, including any feedback received from FDA;
•

the need for, and the progress, costs and results of, any additional clinical trials of Gimoti we may initiate based on our discussions with FDA, including any additional trials FDA or other regulatory agencies may require evaluating the safety of Gimoti;

•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies;
•	the timing and costs associated with manufacturing Gimoti for clinical trials and other studies and, if approved, for commercial sale;
•	our need and ability to hire additional management, development and scientific personnel;
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

Some of these factors are outside of our control. We cannot provide any assurance that our existing capital will be sufficient to enable us to fund any additional clinical development of Gimoti, and, in any event, we will need to raise additional capital to complete such clinical development and submit marketing applications for and prepare to commercialize Gimoti should we receive product approval. We may need to raise additional funds in the near future for commercialization for Gimoti.

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, in April 2016 we entered into an At Market Issuance Sales Agreement with FBR, or the FBR Sales Agreement, pursuant to which we may sell from time to time, at our option, shares of our common stock through FBR, as sales agent. In March 2017, we filed a prospectus supplement permitting us to sell up to an aggregate of $20.0 million of shares of our common stock pursuant to the FBR Sales Agreement.  Sales of our common stock made pursuant to the FBR Sales Agreement are made on The NASDAQ Capital Market under our shelf registration statement on Form S-3 filed on November 13, 2014, which was declared effective by the SEC on November 25, 2014, by means of ordinary brokers’ transactions at market prices. Although sales of our common stock have taken place pursuant to the FBR Sales Agreement, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of March 10, 2017, our public float was $40.1 million which means we may only sell approximately $8.6 million of securities using our shelf registration statements.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.  In addition, FBR is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline and dilute the holdings of our existing stockholders. If we raise additional funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $53.0 million and $42.9 million, respectively, and federal research and development credits of approximately $1.8 million which could be limited if we experience an “ownership change.”

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering in September 2013, there was no public market for our common stock. An active trading market may never develop or be sustained. If an active trading market does not develop or is not sustained, it may be difficult to sell shares of our common stock at a price that is desirable or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business. Since the commencement of trading in connection with our initial public offering in September 2013 through March 10, 2017, the sale price per share of our common stock on The NASDAQ Capital Market has ranged from a low of $1.35 to a high of $14.25.

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

Our stock price is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased the shares. The market price for our common stock may be influenced by many factors, including:

•	the timing, progress and results of our comparative exposure PK trial, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the United States and foreign countries, including a potential NDA submission;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and 5% stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our Gimoti development program, including NDA preparation and pre-commercialization costs;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting Gimoti; and
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

As of March 10, 2017, we had 15,388,325 shares of common stock outstanding. All of these shares are freely tradable without restriction in the public market, except for 2,541,814 shares that are held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 10, 2017, the holders of 1,509,789 shares of our common stock are entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. In addition, holders of 84,000 shares of common stock issuable upon the exercise of warrants are also entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy approximately 3,000 square feet of office space in Solana Beach, California under a lease that we entered into in December 2016. This facility lease expires in December 2018. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market since September 25, 2013 under the symbol “EVOK.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the NASDAQ Capital Market for the period indicated:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$2.52	$1.35
Third Quarter	$11.11	$1.52
Second Quarter	$7.15	$4.57
First Quarter	$5.48	$2.37

Year Ended December 31, 2015
Fourth Quarter	$4.57	$2.88
Third Quarter	$7.17	$2.54
Second Quarter	$8.00	$4.43
First Quarter	$8.32	$5.05

Holders of Common Stock

As of March 10, 2017, there were 17 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K and in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2016 and 2015, from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2016	2015
Statement of Operations Data:
Operating Expenses:
Research and development	$6,951,600	$8,154,144
General and administrative	3,592,825	3,664,159
Total operating expenses	10,544,425	11,818,303
Loss from operations	(10,544,425)	(11,818,303)
Total other expenses, net	(204,106)	(303,160)
Net loss	$(10,748,531)	$(12,121,463)

Net loss per common share, basic and diluted(1)	$(1.15)	$(1.87)

Weighted-average shares used to compute basic and diluted net loss per share	9,338,068	6,485,794

(1)

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the historical net loss per share, basic and diluted, and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$9,007,071	$8,691,155
Working capital	$7,871,106	$7,689,991
Total assets	$9,294,330	$9,532,428
Current liabilities	$1,411,673	$1,834,440
Long-term debt, net of current portion	—	$4,233,059
Warrant liability	$4,095,019	—
Accumulated deficit	$(58,809,143)	$(48,060,612)
Total stockholders' equity	$3,787,638	$3,464,929

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal disorders and diseases.  We are developing Gimoti (formerly known as EVK-001), an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a gastrointestinal disorder afflicting millions of sufferers worldwide in which the stomach takes too long to empty its contents resulting in serious digestive system symptoms and other complications.  Metoclopramide is the only product currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis, and is currently available only in oral tablet and injection dose forms.  Gimoti is a novel formulation of this drug, designed to provide systemic delivery of metoclopramide through nasal spray administration.

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis.  This Phase 3 clinical trial was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the efficacy, safety and population pharmacokinetics, or PK, of Gimoti in adult female subjects with diabetic gastroparesis.  Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary. The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument. A total of 205 subjects were randomized in this trial. Preliminary results of the trial showed that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4 in the ITT population.

Although the Phase 3 trial failed to reach its primary endpoint, efficacy was demonstrated in patients with moderate to severe symptoms at Baseline which included 105 of the 205 patients (51%) enrolled in the study. In these patients with higher symptom severity, statistically significant benefits were demonstrated for those treated with Gimoti versus those receiving placebo. These statistically significant benefits were observed at Weeks 1, 2 and 3 in the ITT population and at all four weeks in the Per Protocol population. There were also clinically and statistically significant improvements in nausea and upper abdominal pain, two of the more severe and debilitating symptoms of gastroparesis, at all four weeks.

In December 2016, we announced we had completed a second pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and the FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  We expect to begin and complete the comparative exposure PK trial in the second half of 2017, followed by a potential NDA submission in late 2017 or early 2018.

We have also conducted a companion clinical trial with Gimoti in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men.  The male companion trial was initiated in May 2014 and the design was the same as the Phase 3 trial in women.  This trial was requested by FDA to confirm the Phase 2b trial results and to capture additional safety data in men.  This trial was not required for submission of the Gimoti NDA for women; however, we expect to include safety data from this trial in the NDA submission. As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results of the trial showed no statistical significant efficacy in men and the safety profile for Gimoti was favorable compared to placebo with good tolerability.

In 2014, we also completed a thorough ECG (QT/QTc) study and reported positive results in December 2014.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements.  We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering, or IPO, in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the NASDAQ Capital Market.  We have incurred losses in each year since our inception.  Our net losses were $10.7 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, we had an accumulated deficit of $58.8 million.  Substantially all of our operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.  We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of December 31, 2016 we had cash and cash equivalents of approximately $9.0 million, which excludes our receipt of approximately $7.1 million in net proceeds from our follow-on equity offering in February and March 2017. We believe our existing cash and cash equivalents will be sufficient to fund our operations through at least February 2018.  Current funds on hand are intended to fund clinical development, pre-approval and pre-commercialization activities for Gimoti, including the planned comparative exposure trial and planned NDA submission, and for working capital and general corporate purposes.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc, acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments we made to Questcor, we may also be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million. These milestones include up to $4.5 million in payments if Gimoti achieves the following development targets:

•	$1.5 million upon FDA’s acceptance for review of an NDA for Gimoti; and
•	$3 million upon FDA’s approval of Gimoti.

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

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•	clinical trial and regulatory-related costs;
•	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials;
•	manufacturing and stability testing costs and related supplies and materials; and
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with Gimoti. Following completion of our Phase 3 clinical trial in 2016, we expect our research and development expenses to decrease, but the costs related to our NDA preparation activities and our pre-commercialization activities, including marketing and manufacturing of Gimoti, are expected to increase. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

Other Expenses

Other expenses consist of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period.  The warrant liability will be revalued each reporting period until the liability is settled.  We use the Black Scholes valuation model to value the related warrant liability.  In addition, costs associated with the issuance of common stock warrants were recorded as other expense upon issuance.  Other expense also consists of interest expense incurred on our former outstanding debt.

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

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to CMOs in connection with the production of clinical study materials; and
•	professional service fees for consulting and related services.

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

Warrant Accounting

Certain of the warrants to purchase shares of our common stock, issued as a part of our registered direct offerings in July and August 2016, are classified as warrant liability and recorded at fair value. These warrants contain a feature that could require the transfer of cash in the event a change of control occurs without the authorization of our Board of Directors, and therefore, are classified as a liability in accordance with the Financial Accounting Standards Board Accounting Standards Codification 480.

The fair value of each warrant is estimated on the date of issuance, and each subsequent balance sheet date, using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions.  The expected life of the warrants were calculated using the remaining life of the warrant.  Due to our limited historical data as a public company, the estimated volatility is calculated based upon our historical volatility and comparable companies whose share prices are publicly available for a sufficient period of time.  The risk-free rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued.

This warrant liability is subject to remeasurement at each balance sheet date and we recognize any change in the fair value of the warrant liability in the statement of operations.  We will continue to adjust the carrying value of the warrants for changes in the estimated fair value until the earlier of the modification, exercise or expiration of the warrants.  At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders’ equity.  We anticipate that the value of the warrants could fluctuate from quarter to quarter and that such fluctuation could have a material impact on our financial statements.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions. The expected life of options was calculated using the simplified method, which calculates the life as the average of the contractual term of the stock option and the vesting period of the option. Due to our limited historical data as a public company, the estimated volatility is calculated based upon our historical volatility and comparable companies whose share prices are publicly available for a sufficient period of time. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued. We granted options to purchase 414,000 and 354,000 shares of common stock in 2016 and 2015, respectively.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2016, we had federal and California tax net operating loss carryforwards of approximately $53.0 million and $42.9 million, respectively. The federal and California net loss carryforwards will begin to expire in 2027 and 2017, respectively, unless previously utilized. As of December 31, 2016, we also had federal and California research and development tax credit carryforwards of $1.8 million and $1.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/
	2016	2015	(Decrease)
Research and development	$6,951,600	$8,154,144	$(1,202,544)
General and administrative	$3,592,825	$3,664,159	(71,334)
Other expenses, net	$204,106	$303,160	(99,054)

Research and Development Expenses. Research and development expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 decreased by approximately $1.2 million due primarily to the completion of the Phase 3 clinical trial in 2016 and the transition to the analysis of the trial data. Costs incurred in 2016 included approximately $3.7 million related to the clinical trials, approximately $2.3 million for wages, taxes and employee insurance, including approximately $698,000 of stock-based compensation expense, and approximately $860,000 related to costs associated with the preparation of an NDA. Costs incurred in 2015 included approximately $5.7 million related to our ongoing clinical trials, approximately $2.0 million for wages, taxes and employee insurance, including approximately $579,000 of stock-based compensation expense, and approximately $256,000 related to stability testing and the completion of the production of a commercial-size batch of Gimoti.

Included in research and development expenses for the years ended December 31, 2016 and 2015 were costs of approximately $13,000 and $218,000, respectively, for clinical trial services incurred by a company in which one of our officers serves on the executive management team.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 decreased by approximately $71,000. Costs incurred in 2016 primarily included approximately $1.9 million for wages, taxes and employee insurance, including approximately $1.0 million of stock-based compensation expense, and approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred in 2015 primarily included approximately $1.8 million for wages, taxes and employee insurance, including approximately $925,000 of stock-based compensation expense, approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $187,000 for market research activities.

Other Expenses. Other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 decreased by approximately $99,000 due primarily to the increase of approximately $598,000 in income from the change in the value of the warrant liability since the issuance of such warrants, offset by the expensing of approximately $534,000 of costs related to our 2016 equity financings.  The warrants were initially valued at $4.9 million in connection with our sale of such securities.  Additional other expense for the years ended December 31, 2016 and December 31, 2015, consists of interest expense incurred on our former outstanding debt with Square 1.  Net interest expense decreased by approximately $35,000 in 2016 as a result of the loan with Square 1 being paid off in August 2016.

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

On April 15, 2016, we terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR, or the FBR Sales Agreement, and filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of 649,074 shares of our common stock through FBR as the sales agent.  Through December 31, 2016, we have sold 56,000 shares of common stock and received net proceeds of approximately $296,000 under the FBR Sales Agreement.  On March 10, 2017, we filed a prospectus supplement, which replaced the prospectus supplement filed on April 15, 2016, permitting us to sell up to an aggregate of $20.0 million of shares of our common stock through FBR as the sales agent. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. There can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make future sales of our common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of March 10, 2017, our public float was $40.1 million which means we may only sell approximately $8.6 million of securities using shelf registration statements. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

In February and March 2017, we completed the sale of 2,775,861 shares of our common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to us of approximately $8.0 million.  After deducting underwriting discounts and commissions and estimated offering expenses payable by us, the net proceeds to us from this offering is expected to be approximately $7.1 million.

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

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2016 with respect to our ability to continue as a going concern.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through at least February 2018.  This period could be shortened if there are any significant increases in planned spending on our Gimoti development program, including the comparative exposure PK trial, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, completion of a planned NDA submission, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	prepare for and complete further clinical development, including a comparative exposure PK trial in healthy volunteers, and complete the manufacturing of doses of Gimoti for such trial;
•	continue the pre-approval and pre-commercialization activities for Gimoti, including the preparation of the NDA;
•	continue the preparation of the commercial manufacturing process;

•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through at least February 2018, it may not be sufficient to complete any additional development requirements requested by FDA.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further described below, including the results of our comparative exposure PK trial and the extent of any additional clinical development required by FDA.  We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(8,707,742)	$(10,495,838)
Net cash provided by financing activities	$9,023,658	$5,031,184
Net increase (decrease) in cash and cash equivalents	$315,916	$(5,464,654)

Operating Activities. The primary use of our cash has been to fund our clinical research and other general operations.

Financing Activities. During the year ended December 31, 2016, we received net proceeds of approximately $355,000 from the sale of 56,000 shares of common stock pursuant to the FBR Sales Agreement and the sale of 34,067 shares of common stock through our employee stock purchase plan, or ESPP.  In addition, through the 2016 Financings, we received net proceeds of approximately $13.2 million from the sale of 5,048,632 shares of common stock and 2,975,444 warrants to purchase our common stock. During the year ended December 31, 2015, we received net proceeds of approximately $5.0 million from the sale of 41,176 shares of common stock through our ESPP and the sale of 1,048,507 shares of common stock pursuant to the MLV Sales Agreement.

We believe that our existing cash and cash equivalents as of December 31, 2016, together with interest thereon, will be sufficient to meet our anticipated cash requirements through at least February 2018. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA, to FDA or receive approval of the NDA;
•

subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to Gimoti, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

•

if approved, Gimoti will compete with well-established products already approved for marketing by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to obtain and maintain commercial manufacturing arrangements with third-party manufacturers or establish commercial-scale manufacturing capabilities.

Off-Balance Sheet Arrangements

Through December 31, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2016, future minimum lease payments for our operating lease are approximately $135,000 and $139,000 for the year ending December 31, 2017 and 2018, respectively.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2016 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our cash and cash equivalents, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2016 and 2015.

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

As required by Securities and Exchange Commission Rule 13a-15(b), as of December 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Evoke Pharma, Inc.

Solana Beach, CA

We have audited the accompanying balance sheets of Evoke Pharma, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evoke Pharma, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

San Diego, CA

March 15, 2017

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$9,007,071	$8,691,155
Prepaid expenses	267,711	833,276
Other current assets	7,997	—
Total current assets	9,282,779	9,524,431
Other assets	11,551	7,997
Total assets	$9,294,330	$9,532,428

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$478,223	$927,606
Accrued compensation	933,450	760,782
Current portion of long-term debt	—	146,052
Total current liabilities	1,411,673	1,834,440
Warrant liability	4,095,019	—
Long-term debt, net of current portion	—	4,233,059
Total liabilities	5,506,692	6,067,499

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2016 and 2015; issued and outstanding shares — 0 at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2016 and 2015; issued and outstanding shares — 12,350,360 and 7,201,774 at December 31, 2016 and 2015, respectively	1,235	720
Additional paid-in capital	62,595,546	51,524,821
Accumulated deficit	(58,809,143)	(48,060,612)
Total stockholders' equity	3,787,638	3,464,929
Total liabilities and stockholders' equity	$9,294,330	$9,532,428

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2016	2015
Operating expenses:
Research and development	$6,951,600	$8,154,144
General and administrative	3,592,825	3,664,159
Total operating expenses	10,544,425	11,818,303
Loss from operations	(10,544,425)	(11,818,303)
Other expenses:
Interest expense, net	(268,029)	(303,160)
Financing costs related to warrant liability	(533,692)	—
Change in fair value of warrant liability	597,615	—
Total other expenses	(204,106)	(303,160)
Net loss	$(10,748,531)	$(12,121,463)
Net loss per common share, basic and diluted	$(1.15)	$(1.87)

Weighted-average shares used to compute basic and diluted net loss per share	9,338,068	6,485,794

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity

			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Common Stock		Capital	Deficit	Equity
	Shares	Amount
Balance at December 31, 2014	6,112,091	$611	$45,127,202	$(35,939,149)	$9,188,664
Stock-based compensation expense	—	—	1,504,356	—	1,504,356
Issuance of common stock from At-The-Market offering, net	1,048,507	105	4,723,467	—	4,723,572
Issuance of common stock from employee stock purchase plan	41,176	4	169,796	—	169,800
Net loss	—	—	—	(12,121,463)	(12,121,463)
Balance at December 31, 2015	7,201,774	720	51,524,821	(48,060,612)	3,464,929
Stock-based compensation expense	—	—	1,706,524	—	1,706,524
Issuance of common stock from At-The-Market offering, net	56,000	6	256,107	—	256,113
Issuance of common stock from employee stock purchase plan	34,067	3	98,739	—	98,742
Issuance of common stock from warrant exercise	9,887	1	(1)	—	—
Issuance of common stock and warrants, net	5,048,632	505	8,802,531	—	8,803,036
Reclassification of warrant liability due to warrant amendment	—	—	206,825	—	206,825
Net loss	—	—	—	(10,748,531)	(10,748,531)
Balance at December 31, 2016	12,350,360	$1,235	$62,595,546	$(58,809,143)	$3,787,638

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(10,748,531)	$(12,121,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,706,524	1,504,356
Non-cash interest	120,889	55,883
Deferred rent expense	—	(12,313)
Financing costs allocated to warrant liability	533,692	—
Change in fair value of warrant liability	(597,615)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	554,014	98,185
Accounts payable and accrued expenses	(276,715)	(20,486)
Net cash used in operating activities	(8,707,742)	(10,495,838)

Financing activities
Payment on bank loan	(4,500,000)	—
Proceeds from issuance of common stock, net	354,855	5,031,184
Proceeds from issuance of common stock and warrants, net	13,168,803
Net cash provided by financing activities	9,023,658	5,031,184
Net increase (decrease) in cash and cash equivalents	315,916	(5,464,654)
Cash and cash equivalents at beginning of period	8,691,155	14,155,809
Cash and cash equivalents at end of period	$9,007,071	$8,691,155

Supplemental disclosure of cash flow information
Interest paid	$169,813	$230,313

Non-cash financing activities
Deferred financing costs paid in prior year	—	$137,812

Fair value of warrants issued to placement agent	$369,863	—

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

Clinical Trial Results

On July 18, 2016, the Company announced topline results from its Phase 3 clinical trial that evaluated the efficacy and safety of Gimoti™ (formerly known as EVK-001) in women with symptoms associated with diabetic gastroparesis. In this study, Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.

In December 2016, the Company announced the completion of a second pre-NDA meeting with the U.S. Food and Drug Administration (“FDA”), in which FDA agreed that a comparative exposure pharmacokinetic (“PK”) trial was acceptable as a basis for submission of a Gimoti new drug application (“NDA”). The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by the Company and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  The Company expects to begin and complete the comparative exposure PK trial in the second half of 2017, followed by a potential NDA submission in late 2017 or early 2018.

To confirm the results of the Phase 2b trial in male subjects, the FDA agreed that the Company could conduct a separate companion trial in men.  FDA recommended that the trials be conducted in parallel and when the Phase 3 study in women was complete, the Company could conduct an interim analysis on the male trial to determine whether or not it would be futile to continue to full enrollment. During November 2016, the Company determined the trial showed futility so that, even if the trial had fully been enrolled, the results would not have differed. As the Company anticipated at the beginning of the trial, based on the prior Phase 2b data, the results showed no statistical significant efficacy in men and the safety profile for Gimoti was favorable compared to placebo with good tolerability.

Sales of Common Stock and Warrants

On July 25, 2016 and August 3, 2016, the Company completed registered direct offerings of an aggregate of 5,048,632 shares of common stock for gross proceeds of $14.5 million.  Concurrently in private placements, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase shares of common stock. In addition, on February 22, 2017, the Company completed the sale of 2,413,793 shares of the Company’s common stock in an underwritten public offering and on March 3, 2017, the underwriter of the offering exercised its option to purchase an additional 362,068 shares of the Company’s common stock.  Gross proceeds from this offering were $8.0 million.  See Note 6 for further description.

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

Going Concern

Despite the Company ending 2016 with approximately $9.0 million, and raising $8.0 million from the sale of common stock in February and March 2017, the Company’s plan to fund additional clinical development, including the comparative exposure PK trial, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti and completion of a planned NDA submission, and support its general and administrative costs to support operations, the Company anticipates continuing its trend of having losses from operations and believes that there is substantial doubt about its ability to continue as a going concern within one year after the financial statements are issued.

The determination of going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In its report on the Company’s financial statements for the year ended December 31, 2016, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has experienced significant losses since its inception, including net losses of $10.7 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, the Company had an accumulated deficit of $58.8 million. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  The Company believes that its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations through at least February 2018.  The Company will need to raise additional debt or equity financing to fund future operations.  The can be no assurance that additional financing will be available when needed to on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts payable and accrued expenses, and employee-related liabilities, are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes that the fair value of long-term debt approximates its carrying value.

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

The Company also relies on clinical research organizations (“CROs”) to manage and recruit subjects for its clinical trials.  If these CROs are unable to continue managing the clinical trials, or are unable to recruit the sufficient number of subjects, the delays could adversely affect the completion of the trials and the timing of the filing of the Company’s NDA with FDA.

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

Warrant Accounting

Certain of the warrants to purchase shares of the Company’s common stock, issued as a part of the at-the-market registered direct offerings in July and August 2016, are classified as warrant liability and recorded at fair value. These warrants contain a feature that could require the transfer of cash in the event a change of control occurs without the authorization of our Board of Directors, and therefore, are classified as a liability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480.

The fair value of each warrant is estimated on the date of issuance, and each subsequent balance sheet date, using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions.  The expected life of the warrant was calculated using the remaining life of the warrant.  Due to our limited historical data as a public company, the estimated volatility is calculated based upon our historical volatility and comparable companies whose share prices are publicly available for a sufficient period of time.  The risk-free rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued.

This warrant liability is subject to remeasurement at each balance sheet date and the Company recognizes any change in the fair value of the warrant liability in the statement of operations. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until the earlier of the modification, exercise or expiration of the warrants.  At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders’ equity.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 45,000 shares subject to repurchase from the weighted-average number of common shares outstanding for the years ended December 31, 2016 and 2015. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year Ended December 31,
	2016	2015
Common stock subject to repurchase	45,000	45,000
Warrants to purchase common stock	3,323,876	118,881
Common stock options	1,275,624	1,037,500
Employee stock purchase plan	43,752	22,818
Total excluded securities	4,688,252	1,224,199

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  This guidance changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

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

Total interest incurred under the loan and security agreements for the years ended December 31, 2016 and 2015 was $148,500 and $250,938, respectively.

4. Commitments

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. The Company has an option to extend the lease for an additional two years subject to specified prior written notice. The lease contains annual rent increases.

Rent expense for 2016 and 2015 was approximately $116,000 and $81,000, respectively. The Company also pays pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2016, the Company has future minimum lease payments under its operating lease in 2017 and 2018 of approximately $135,000 and $139,000, respectively.

5. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an Asset Purchase Agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc, (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments made to Questcor, the Company may also be required to make additional milestone payments to Mallinckrodt totaling up to $51.5 million. These milestones include up to $4.5 million in payments if Gimoti achieves the following development targets:

•	$1.5 million upon FDA acceptance for review of an NDA for Gimoti; and
•	$3 million upon FDA approval of Gimoti.

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

6. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2016 or 2015.

Common Stock

As of December 31, 2016, there were 12,350,360 shares of common stock outstanding.  Each share of common stock is entitled to one vote.  The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company.  To date, no dividends have been declared.

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

The warrants issued in connection with the 2016 Financings had a total initial fair value of $4,899,459 on their respective closing dates as determined using the Black Scholes valuation model and such value was recorded as the initial carrying value of the warrant liability.  The fair value of the warrants is remeasured at each financial reporting period with any change in fair value recognized as a change in fair value of the warrant liability in the Statement of Operations.

On December 15, 2016, the Company entered into amendments (the “Warrant Amendments”) with certain of the holders (the “Holders”) of the Company’s outstanding warrants to purchase common stock issued on July 25, 2016 and August 3, 2016. Pursuant to the Warrant Amendments, the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Company’s board of directors.  As a result of this amendment, warrants to purchase 252,432 shares of the Company’s common stock were no longer required to be classified as liabilities.  The value of amended warrants were adjusted to their fair value immediately prior to the amendment and approximately $207,000 was reclassified from warrant liability to Additional Paid-in Capital.

In February 2017, an institutional investor from the Company’s financing which closed in July 2016 converted its warrant to purchase shares of our common stock by a “cashless” exercise and received 211,860 shares of the Company’s common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  Subsequent to this transaction, warrants to purchase 2,449,129 shares of the Company’s common stock remain classified as a liability.

In February and March 2017, the Company completed the sale of 2,775,861 shares of its common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to the Company of approximately $8.0 million.  After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds to the Company from this offering is expected to be approximately $7.1 million.

At the Market Equity Offering Program

On April 15, 2016, the Company terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR (“FBR Sales Agreement”), and filed a prospectus supplement, pursuant to which the Company may sell from time to time, at its option, up to an aggregate of 649,074 shares of the Company’s common stock through FBR as the sales agent.  The sales of shares made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through December 31, 2016, the Company has sold 56,000 shares of common stock at a weighted average price per share of $5.45 and received proceeds of approximately $296,000, net of commissions and fees.

On March 10, 2017, the Company filed a prospectus supplement, which replaced the prospectus supplement filed on April 15, 2016, permitting the Company to sell up to an aggregate of $20.0 million of shares of its common stock through FBR as a sales agent.  Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2016, the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. The Company’s public float exceeded $75 million in July 2016, thereby allowing the Company to conduct primary offerings without being constrained by the baby shelf rules after that date until the filing of this Form 10-K, at which point the Company has determined it would be subject to the baby shelf rules. As of March 10, 2017, the Company’s public float was approximately $40.1 million, based on 12,846,511 shares of outstanding common stock held by non-affiliates and at a price of $3.12 per share, which was the last reported sale price of the Company’s common stock on The Nasdaq Capital Market on March 10, 2017. The Company expects to be limited by the baby shelf rules as of this filing of its Form 10-K for the year ended December 31, 2016, until such time as the Company’s public float once again exceeds $75 million, which means, since the Company has sold approximately $4.8 million in the prior twelve month period under baby shelf rules, the Company only has the capacity to sell approximately $8.6 million of shares, assuming the Company’s public float remains unchanged until the filing of the Form 10-K. If the Company’s public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement, including this prospectus supplement, will also decrease.

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

Warrants

The Company has issued warrants to purchase common stock to banks that have loaned funds to the Company, as well as to representatives of the underwriters of the Company’s initial public offering and certain of its affiliates.  A summary of the Company’s warrant activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2015	118,881	$16.73	4.35
Issued	3,227,876	$2.81	5.04
Exercised	(22,881)	$5.90	8.00
Expired/Forfeited	—	—	—
Outstanding at December 31, 2016	3,323,876	$3.29	4.96

Equity Incentive Award Plans

The Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) in May 2007 under which 450,000 shares of common stock were reserved for issuance to employees, nonemployee directors and consultants of the Company. As of December 31, 2016, no options were available for future grant under this plan.

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

As a result of the annual increases since the 2013 Plan originated, and the increase of stock options reserved under the Restated Plan approved by the Company’s stockholders in April 2016, the Company has increased the number shares reserved for issuance under the 2013 Plan by 1,276,425 shares.  As of December 31, 2016, 628,801 options remain available for future grant under the 2013 Plan.  On January 1, 2017, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 300,000 shares, making 928,801 options available for future grant under the 2013 Plan.

Options granted under the 2007 Plan and 2013 Plan have ten year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 414,000 and 354,000 shares of common stock in 2016 and 2015, respectively. The exercise price of all options granted during the years ended December 31, 2016 and 2015 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2007 Plan and 2013 Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2015	1,037,500	$7.19	8.04	$342,200
Granted	941,624	$3.26	9.12	—
Exercised	—	—	—	—
Expired/Forfeited/Exchanged	(703,500)	7.65	7.46	—
Outstanding at December 31, 2016	1,275,624	$4.04	8.34	$191,160
Vested and expected to vest at December 31, 2016	1,275,624	$4.04	8.34	$191,160
Exercisable at December 31, 2016	584,663	$4.86	7.42	$191,160

The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $2.02 and $3.30 at December 31, 2016 and 2015, respectively, and the contractual exercise price.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2016 and 2015, was $2.04 and $4.03, respectively.

The 2007 Plan permits the early exercise of options, but the Company has the option to repurchase any unvested shares at the original purchase price (the exercise price paid by the purchaser) upon any voluntary or involuntary termination. The shares of common stock issued from the exercise of stock options are restricted and vest over time or on the achievement of certain milestones. Any unvested shares immediately vest in the event of termination for reasons other than cause, and vesting accelerates in the event of a merger, sale, or other change in control of the Company. Of the total 332,000 stock options exercised, 287,000 were vested as of December 31, 2016 and 2015. The remaining 45,000 exercised stock options vest upon the submission of the NDA for Gimoti.

There were no options exercised in 2016 and 2015.

The Company had the following nonvested options under the 2007 Plan and 2013 Plan:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	507,421	$7.60
Granted	941,624	$2.04
Vested	(340,663)	$4.53
Expired/Forfeited/Exchanged	(417,421)	—
Nonvested at December 31, 2016	690,961	$3.34

Employee Stock Purchase Plan

On June 13, 2013, the Company’s board of directors adopted the ESPP, and the Company’s stockholders approved the ESPP on August 29, 2013. The ESPP became effective on the day prior to the effectiveness of the IPO. The ESPP permits participants to purchase the Company’s common stock at 85% of the fair market value through payroll deductions of up to 20% of their eligible compensation. A total of 30,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP is annually increased on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of: (i) 30,000 shares; (ii) one percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. As a result, the Company increased the number shares reserved for issuance under the ESPP by 30,000 shares on each annual increase date since the inception of the ESPP.  During 2016 and 2015, 34,067 and 41,176 shares of common stock, respectively, were issued under the ESPP.  As of December 31, 2016, 37,463 shares remain available for future issuance under the ESPP. On January 1, 2017, the Company further increased the number of shares reserved for future issuance under the ESPP by 30,000 shares, making 67,463 shares available for future issuance under the ESPP after that increase.

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Risk free interest rate	0.47% - 0.50%	0.08% - 0.26%
Expected term	6 months	6 months
Expected volatility of common stock	83.83% - 212.80%	62.91% - 69.64%
Expected dividend yield	0.0%	0.0%

As a result of payroll withholdings from the Company’s employees of approximately $99,000 and $170,000, the Company sold 34,067 and 41,176 shares of common stock through its ESPP during the years ended December 31, 2016 and 2015, respectively.

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

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the two years ended December 31, 2016:

	Year Ended December 31,
	2016	2015
Risk free interest rate	1.25% - 1.58%	1.50% - 1.87%
Expected option term	5.3 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	74.44 - 75.91%	71.99% - 76.74%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Year Ended December 31,
	2016	2015
Research and development	$698,032	$579,078
General and administrative	1,008,492	925,278
Total stock-based compensation expense	$1,706,524	$1,504,356

As of December 31, 2016, there was approximately $1.8 million of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 0.95 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Stock options issued and outstanding	1,275,624	1,037,500
Authorized for future option grants	628,801	78,854
Warrants to purchase common stock	3,323,876	118,881
Authorized for employee stock purchase plan	37,463	41,530
Total common stock reserved for future issuance	5,265,764	1,276,765

7.  Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

During the year ended December 31, 2015, the Company had no assets or liabilities requiring fair value measurements.  As noted in Note 6, during the third quarter of 2016 the Company entered into the 2016 Financings with an institutional investor providing for the issuance and sale by the Company of 5,048,632 shares of the Company’s common stock and warrants to purchase up to 2,975,444 shares of the Company’s common stock for aggregate gross proceeds of $14.5 million.  In addition, as partial payment for services, the Company issued to the underwriters warrants to purchase up to 252,432 shares of the Company’s common stock.

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

The Company has classified the warrants as a liability and has remeasured the liability to estimated fair value at December 31, 2016, using the Black Scholes option valuation model with the following assumptions:

December 31, 2016
Risk-free interest rate	1.93%
Expected volatility	94.19
Expected term	5.08 years
Expected dividend yield	0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurement as of December 31, 2016
	Level 1	Level 2	Level 3	Balance
Warrant liability	$-	$-	$4,095,019	$4,095,019
Total	$-	$-	$4,095,019	$4,095,019

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Warrant Liability
Balance at December 31, 2015	$-
Issuance of warrants	4,899,459
Change in fair value upon re-measurement	(597,615)
Reclassification to Additional Paid-in Capital due to warrant amendment	(206,825)
Balance at December 31, 2016	$4,095,019

There were no transfers between Level 1 and Level 2 in any of the periods reported.

8. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age.  Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2016 and 2015, the Company adopted Safe Harbor 401(k) provisions.  In order to maintain the Plan’s compliance with Internal Revenue Service regulations, approximately $7,700 was contributed to the accounts of certain employees for the year ended December 31, 2015 and approximately $3,100 will be contributed to the accounts of certain employees for the year ended December 31, 2016.

9. Income Taxes

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheet at December 31, 2016. The Company has an uncertain tax position of $1.9 million related to California net operating losses at December 31, 2016. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
	(%)	(%)
Federal statutory rate	34	34
Change in valuation allowance	—	(2)
State income taxes, net of federal effect	—	6
Warrant liability FMV adjustment	6	—
Stock issuance costs	(5)	—
Research and development credits	3	4
Removal of net operating loss and other credits	(33)	(39)
Stock compensation and other permanent items	(5)	(3)
Effective income tax rate	—	—

 Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $20.5 million and a research and development credit of approximately $2.5 million generated through December 31, 2016 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Acquired technology	$201,000	$276,000
Stock compensation expense	539,000	430,000
Accruals and other	130,000	124,000
Total deferred tax assets	870,000	830,000
Less valuation allowance	(870,000)	(830,000)
Net deferred tax assets	$—	$—

At December 31, 2016, the Company has federal and California net operating loss carryforwards of approximately $53.0 million and $42.9 million, respectively. The federal and California loss carryforwards begin to expire in 2027 and 2017, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1.8 million and $1.1 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely.

A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2016 and 2015 are as follows:

	2016	2015
Beginning balance of unrecognized tax benefits	$-	$-
Additions based on tax positions of prior years	1,961,595	-
Ending balance of unrecognized tax benefits	$1,961,595	$-

Due to the full valuation allowance that the Company has on the deferred tax assets, there are no unrecognized tax benefits that would impact the effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. To date, as no benefit has been taken related to the uncertain tax position, there have been no interest and penalties recognized.

10. Related Party Transactions

An officer of the Company serves on the executive management team of a CRO that provided clinical trial services to the Company.  For the years ended December 31, 2016 and 2015, the Company incurred an aggregate of approximately $13,000 and $218,000, respectively, in fees for these services.  As of December 31, 2016 and 2015, accounts payable included $13,000 and $0, respectively, for related party transactions.

11. Subsequent Events

For the purposes of the financial statements as of December 31, 2016 and the year then ended, the Company has evaluated subsequent events through the date the audited annual financial statements were issued.  The Company has concluded that no subsequent event has occurred other than what has been disclosed.

12. Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2016 and 2015 are as follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2016
Research and development expense	$2,015,076	$2,095,149	$1,339,343	$1,502,032
General and administrative expense	$1,137,753	$802,655	$830,092	$822,325
Change in fair value of warrant liability	—	—	$198,945	$(796,560)
Net loss	$(3,225,409)	$(2,970,498)	$(3,025,281)	$(1,527,343)
Net loss per common share, basic and diluted (1)	$(0.45)	$(0.41)	$(0.29)	$(0.12)
Weighted average shares outstanding, basic and diluted	7,168,005	7,217,577	10,614,692	12,305,360

2015
Research and development expense	$2,419,961	$2,188,138	$1,837,743	$1,708,302
General and administrative expense	$1,025,261	$976,418	$819,703	$842,777
Net loss	$(3,520,748)	$(3,241,163)	$(2,735,400)	$(2,624,152)
Net loss per common share, basic and diluted (1)	$(0.58)	$(0.52)	$(0.42)	$(0.37)
Weighted average shares outstanding, basic and diluted	6,103,783	6,212,803	6,494,845	7,123,163

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOKE PHARMA, INC.

Date: March 15, 2017	By:	/s/ David A. Gonyer
David A. Gonyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2017
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	Executive Vice President, Chief Business Officer, Treasurer	March 15, 2017
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 15, 2017
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 15, 2017
Todd C. Brady, M.D., Ph.D.

/s/ Scott L. Glenn	Director	March 15, 2017
Scott L. Glenn

/s/ Malcolm R. Hill, Pharm. D.	Director	March 15, 2017
Malcolm R. Hill, Pharm. D.

/s/ Ann D. Rhoads	Director	March 15, 2017
Ann D. Rhoads

/s/ Kenneth J. Widder, M.D.	Director	March 15, 2017
Kenneth J. Widder, M.D.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

4.1(3)	Form of the Company’s Common Stock Certificate

4.2(4)	Investor Rights Agreement dated as of June 1, 2007

4.3(4)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4(3)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering.

4.5(16)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.6(17)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.7 (18)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

10.1(4)	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and Matthew D’Onofrio

10.4(4)	2007 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.5(1)	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.6(5)	2013 Employee Stock Purchase Plan

10.7(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.8(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.9†(6)	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.10(8)	Second Amendment to Master Services Agreement, dated as of November 25, 2013, between the Company and SynteractHCR, Inc.

10.11(7)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.12(8)	Third Amendment to Master Services Agreement, dated as of January 29, 2014, between the Company and SynteractHCR, Inc.

10.13(9)	Loan and Security Agreement, dated as of May 28, 2014, by and between the Company and Square 1 Bank

10.14(10)	At Market Issuance Sales Agreement, dated as of November 13, 2014, between the Company and MLV & Co. LLC.

10.15(11)	First Amendment to Loan and Security Agreement dated as of May 11, 2015 by and between the Company and Square 1 Bank

10.16(12)	Second Amendment to Loan and Security Agreement dated as of October 5, 2015 by and between the Company and Square 1 Bank

10.17(14)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 28, 2016

Exhibit Number	Description of Exhibit
10.18(13)	Third Amendment to Loan and Security Agreement dated as of February 29, 2016 by and between the Company and Pacific Western Bank (as successor to Square 1 Bank)

10.19(15)	2013 Equity Incentive Award Plan, as amended and restated, effective April 27, 2016

10.20(16)	Form of Securities Purchase Agreement dated as of July 20, 2016 by and between the Company and certain investors party thereto

10.21(16)	Engagement Letter dated as of July 19, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.22(17)	Form of Securities Purchase Agreement dated as of July 29, 2016 by and between the Company and certain investors party thereto

10.23(17)	Engagement Letter dated as of July 29, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.24	Standard Office Lease, dated as of December 19, 2016, between the Company and SB Corporate Centre III-IV, LLC

10.25#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio

10.26#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(3)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2013.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2014.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on November 13, 2014.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2015.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 1, 2016.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 10, 2016.
(15)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2016.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.