Form 10-Q
period 2017-03-31
Evoke Pharma Inc
filed 2017-05-15
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OR THE EXCHANGE ACT OF 1934

Commission File Number 001-36075

EVOKE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447886
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

420 Stevens Avenue, Suite 370, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 345-1494

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Age.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 15,388,325 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,654,998	$9,007,071
Prepaid expenses	171,524	267,711
Other current assets	—	7,997
Total current assets	14,826,522	9,282,779
Other assets	11,551	11,551
Total assets	$14,838,073	$9,294,330

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$549,039	$478,223
Accrued compensation	586,772	933,450
Total current liabilities	1,135,811	1,411,673
Warrant liability	5,768,675	4,095,019
Total liabilities	6,904,486	5,506,692

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 15,388,325 and 12,350,360 at March 31, 2017 and December 31, 2016, respectively	1,539	1,235
Additional paid-in capital	71,793,230	62,595,546
Accumulated deficit	(63,861,182)	(58,809,143)
Total stockholders' equity	7,933,587	3,787,638
Total liabilities and stockholders' equity	$14,838,073	$9,294,330

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$770,686	$2,015,076
General and administrative	1,209,570	1,137,753
Total operating expenses	1,980,256	3,152,829
Loss from operations	(1,980,256)	(3,152,829)
Other expenses:
Interest income (expense), net	964	(72,580)
Change in fair value of warrant liability	(3,072,747)	—
Total other expenses	(3,071,783)	(72,580)
Net loss	$(5,052,039)	$(3,225,409)
Net loss per share of common stock, basic and diluted	$(0.37)	$(0.45)

Weighted-average shares used to compute basic and diluted net loss per share	13,528,311	7,168,005

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(5,052,039)	$(3,225,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	464,158	418,912
Non-cash interest	—	10,362
Change in fair value of warrant liability	3,072,747	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	104,184	68,555
Accounts payable and accrued expenses	(275,862)	37,379
Net cash used in operating activities	(1,686,812)	(2,690,201)

Financing activities
Proceeds from issuance of common stock, net	7,334,739	98,744
Net cash provided by financing activities	7,334,739	98,744
Net increase (decrease) in cash and cash equivalents	5,647,927	(2,591,457)
Cash and cash equivalents at beginning of period	9,007,071	8,691,155
Cash and cash equivalents at end of period	$14,654,998	$6,099,698

Supplemental disclosure of cash flow information
Interest paid	$—	$62,563

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

Sale of Common Stock

On February 22, 2017, the Company completed the sale of 2,413,793 shares of the Company’s common stock in an underwritten public offering and on March 3, 2017, the underwriter of the offering exercised its option to purchase an additional 362,068 shares of the Company’s common stock.  Gross proceeds from this offering were $8.0 million.  See Note 5 for further description.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of its sole product, Gimoti™.  Although the Company ended the first quarter of 2017 with approximately $14.7 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to its plans to fund additional clinical development, including the comparative exposure pharmacokinetic (“PK”) clinical trial, completion of a planned new drug application (“NDA”) submission for Gimoti, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, and support its general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the financial statements are issued.

The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In its report on the Company’s financial statements for the year ended December 31, 2016, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes that its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations through at least February 2018.  The Company will need to raise additional debt or equity financing to fund future operations.  There can be no assurance that additional financing will be available when needed on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

The Company also relies on contract research organizations (“CROs”) to manage and recruit subjects for its clinical trials.  If these CROs are unable to continue managing the clinical trials, or are unable to recruit the sufficient number of subjects, the delays could adversely affect the completion of the trials and the timing of the filing of the Company’s NDA with FDA.

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

Included in research and development expenses were costs of approximately $4,500 for the three months ended March 31, 2017, for clinical trial services incurred by a related party of one of the Company’s officers.  There were no related party costs incurred during the three months ended March 31, 2016.

The Company does not own or operate manufacturing facilities for the production of Gimoti, nor does it plan to develop its own manufacturing operations in the foreseeable future.  The Company currently depends on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its preclinical research and clinical trials.  Other than an agreement with Cosma S.p.A. to supply metoclopramide for the manufacture of Gimoti, and with Patheon UK Limited to manufacture Gimoti for the comparative exposure PK trial, the Company does not have any other contractual relationships for the manufacture of commercial supplies of Gimoti.  If Gimoti is approved by any regulatory agency, the Company intends to enter into agreements with third-party contract manufacturers for the commercial production at that time.  The Company currently utilizes a third-party consultant, which it engages on an as-needed, hourly basis, to manage its manufacturing contractors.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company has excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three months ended March 31, 2017 and 2016.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Common stock subject to repurchase	45,000	45,000
Warrants to purchase common stock	2,797,561	118,881
Common stock options	1,925,624	1,161,624
Employee stock purchase plan	5,185	2,760
Total excluded securities	4,773,370	1,328,265

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  This guidance changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016.  The adoption of this statement did not have a material impact on the Company’s financial statements.

3. Debt

On August 4, 2016, the Company repaid in full the entire $4.5 million of outstanding principal and interest under the Loan and Security Agreement (the “Loan Agreement”) between the Company and Square 1 Bank (“Square 1”).  In connection with such repayment, the Loan Agreement was terminated, and all security, liens or other encumbrances on assets of the Company were released.

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

4. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc.  (“Questcor”) pursuant to an Asset Purchase Agreement.  The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments made to Questcor, the Company may also be required to make additional milestone payments totaling up to $51.5 million.  These milestones include up to $4.5 million in payments if Gimoti achieves the following development targets:

•	$1.5 million upon FDA’s acceptance for review of a new drug application for Gimoti; and
•	$3 million upon FDA’s approval of Gimoti.

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

On February 16, 2017, an institutional investor from the Company’s financing which closed in July 2016 converted its warrant to purchase 526,315 shares of our common stock by a “cashless” exercise and received 211,860 shares of the Company’s common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants were adjusted to their fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to Additional Paid-in Capital.  Subsequent to this transaction, warrants to purchase 2,449,129 shares of the Company’s common stock remain classified as a liability.

Sale of Common Stock in Public Offering

In February and March 2017, the Company completed the sale of 2,775,861 shares of its common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to the Company of approximately $8.0 million.  After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds to the Company from this offering was approximately $7.3 million.

At the Market Equity Offering Program

On April 15, 2016, the Company terminated its At Market Sales Agreement with MLV & Co. LLC and entered into a new At Market Issuance Sales Agreement with FBR & Co. (“FBR”) (“FBR Sales Agreement”), and filed a prospectus supplement, pursuant to which the Company may sell from time to time, at its option, up to an aggregate of 649,074 shares of the Company’s common stock through FBR as the sales agent.  The sales of shares made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through December 31, 2016, the Company sold 56,000 shares of common stock at a weighted average price per share of $5.45 and received proceeds of approximately $296,000, net of commissions and fees.

On March 10, 2017, the Company filed a prospectus supplement, which replaced the prospectus supplement filed on April 15, 2016, permitting the Company to sell up to an aggregate of $20.0 million of shares of its common stock through FBR as a sales agent.  Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K, or Form 10-K, the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules. As of May 5, 2017, the Company’s public float was approximately $36.0 million, based on 12,846,511 shares of outstanding common stock held by non-affiliates and at a price of $2.80 per share, which was the last reported sale price of the Company’s common stock on The Nasdaq Capital Market on May 5, 2017. As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means, since the Company has sold approximately $4.8 million in the prior twelve month period under baby shelf rules, the Company only has the capacity to sell approximately $7.2 million of shares.  If the Company’s public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement, including this prospectus supplement, will also decrease. The Company has not sold any shares of common stock through the FBR Sales Agreement during 2017.

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

Employee Stock Purchase Plan and Equity Incentive Award Plan

As a result of payroll withholdings from the Company’s employees of approximately $80,000 and $99,000, the Company sold 50,244 and 34,067 shares of common stock through its Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2017 and 2016, respectively.

On May 3, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s 2013 ESPP (the “Restated Plan”) to increase the number of shares of common stock reserved under the Restated Plan by 100,000 shares (to an aggregate of 1,250,000 shares), to increase the annual evergreen provision from 30,000 shares to 100,000 shares, and to extend the term of the Restated Plan into 2027.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants and employee stock purchases under the ESPP.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Common Stock Options
Risk free interest rate	2.16%	1.25% - 1.575%
Expected option term	6.0 years	5.3 - 6.0 years
Expected volatility of common stock	94.05%	74.44% - 75.91%
Expected dividend yield	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Employee Stock Purchase Plan
Risk free interest rate	0.79%	0.50%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	99.23%	83.83%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$206,858	$158,788
General and administrative	257,300	260,124
Total stock-based compensation expense	$464,158	$418,912

As of March 31, 2017, there were approximately $2.6 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.3 years.

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

The Company has classified the warrants as a liability and has remeasured the liability to estimated fair value at March 31, 2017 and December 31, 2016, using the Black Scholes option pricing model with the following assumptions:

	March 31, 2017	December 31, 2016
Risk-free interest rate	1.93%	1.93%
Expected volatility	101.44	94.19
Expected term	4.83 years	5.08 years
Expected dividend yield	0.0%	0.0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
Warrant liability Balance at March 31, 2017	$—	$—	$5,768,675	$5,768,675
Balance at December 31, 2016	$—	$—	$4,095,019	$4,095,019

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Warrant Liability
Balance at December 31, 2016	$4,095,019
Issuance of warrants	—
Change in fair value upon re-measurement	3,072,747
Reclassification to Additional Paid-in Capital due to warrant exercise	(1,399,091)
Balance at March 31, 2017	$5,768,675

There were no transfers between Level 1 and Level 2 in any of the periods reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2017.  Past operating results are not necessarily indicative of results that may occur in future periods.

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

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis.  This Phase 3 clinical trial was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the efficacy, safety and population PK of Gimoti in adult female subjects with diabetic gastroparesis.  Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary. The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument. A total of 205 subjects were randomized in this trial. Preliminary results of the trial showed that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4 in the intent to treat, or ITT, population.

Although the Phase 3 trial failed to reach its primary endpoint, Gimoti demonstrated efficacy in patients with moderate to severe symptoms at baseline, which included 105 of the 205 patients (51%) enrolled in the study. In these patients with higher symptom severity, statistically significant benefits were demonstrated for those treated with Gimoti versus those receiving placebo. These statistically significant benefits were observed at Weeks 1, 2 and 3 in the ITT population and at all four weeks in the per protocol population. There were also clinically and statistically significant improvements in nausea and upper abdominal pain, two of the more severe and debilitating symptoms of gastroparesis, at all four weeks.

In December 2016, we announced we had completed a second pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  In March 2017, we met with FDA to discuss the design of the comparative exposure PK trial and certain other chemistry, manufacturing and controls related items associated with the proposed NDA. We expect to begin and complete the comparative exposure PK trial in the second half of 2017, followed by a potential NDA submission in late 2017 or early 2018.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements.  We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the NASDAQ Capital Market.  We have incurred losses in each year since our inception.  Substantially all of our operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.  We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of March 31, 2017 we had cash and cash equivalents of approximately $14.7 million, which includes our receipt of approximately $7.3 million in net proceeds from our equity offering in February and March 2017. We believe our existing cash and cash equivalents will be sufficient to fund our operations through at least February 2018.  Current funds on hand are intended to fund clinical development, pre-approval and pre-commercialization activities for Gimoti, including the planned comparative exposure PK trial and planned NDA submission, and for working capital and general corporate purposes.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  For the remainder of 2017 we expect costs related to our clinical development, including the comparative exposure PK trial, and pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti and completion of a planned NDA submission, to continue. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  We are unable to estimate with any certainty the costs we will incur in the continued development of Gimoti.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

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

Other Expenses

Other expenses consist of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from reporting period to reporting period.  The warrant liability relates to the warrants issued in the July and August 2016 Financing, and will be revalued each reporting period until the liability is settled.  We use the Black Scholes pricing model to value the related warrant liability.  Other expense in 2016 also included interest expense incurred on our former outstanding debt.

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

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.  We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or IPO, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016
Research and development expenses	$770,686	$2,015,076	$(1,244,390)
General and administrative expenses	$1,209,570	$1,137,753	$71,817
Other expenses	$3,071,783	$72,580	$2,999,203

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 decreased by approximately $1.2 million due primarily to the expenses related to the Phase 3 clinical trial, which was still being conducted during the three months ended March 31, 2016.  The Phase 3 clinical trial was completed during the second quarter of 2016 and the analysis of the trial data occurred during the second half of 2016.  During the first quarter of 2017 we were preparing for the initiation of our upcoming comparative exposure PK trial and the manufacturing of Gimoti for such trial.  Costs incurred in 2017 include approximately $633,000 for wages, taxes and employee insurance, including approximately $207,000 of stock-based compensation expense and approximately $85,000 related to manufacturing costs.  Costs incurred in 2016 include approximately $1.3 million related to the clinical trials for Gimoti and approximately $542,000 for wages, taxes and employee insurance, including approximately $159,000 of stock-based compensation expense.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 increased by approximately $72,000.  Costs incurred in 2017 primarily included approximately $579,000 for wages, taxes and employee insurance, including approximately $257,000 of stock-based compensation expense and approximately $543,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2016 primarily included approximately $552,000 for wages, taxes and employee insurance, including approximately $260,000 of stock-based compensation expense, and approximately $523,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses.  Other expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 increased by approximately $3.0 million due primarily to the increase of approximately $3.1 million in the fair value of the warrant liability.  Additional other expense for the three months ended March 31, 2016 consisted of interest expense incurred on our former outstanding debt with Square 1 Bank, or Square 1.

Liquidity and Capital Resources

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

We will not be able to make future sales of our common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float.  As of May 5, 2017, our public float was $36.0 million, which means that since we have sold approximately $4.8 million of common stock subject to this limitation over the prior twelve month period, we may only sell approximately $7.2 million of securities using shelf registration statements. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

On February 16, 2017, an institutional investor from our financing which closed in July 2016 converted its warrant to purchase 526,315 shares of our common stock by a “cashless” exercise and received 211,860 shares of the our common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants were adjusted to their fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to Additional Paid-in Capital.  Subsequent to this transaction, warrants to purchase 2,449,129 shares of our common stock remain classified as a liability.

In February and March 2017, we completed the sale of 2,775,861 shares of our common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to us of approximately $8.0 million.  After deducting underwriting discounts and commissions and estimated offering expenses payable by us, the net proceeds to us from this offering was approximately $7.3 million.

On August 4, 2016, we repaid in full the entire $4.5 million of outstanding principal and interest under the Loan and Security Agreement, or the Loan Agreement, between us and Square 1.  In connection with such repayment, the Loan Agreement was terminated, and all security, liens or other encumbrances on assets of ours were released.

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

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,686,812)	$(2,690,201)
Net cash provided by financing activities	$7,334,739	$98,744
Net increase (decrease) in cash and cash equivalents	$5,647,927	$(2,591,457)

Operating Activities.  The primary use of our cash has been to fund our clinical research and other general operations.  The cash used in operating activities decreased in 2017 as we have been preparing for the initiation of our upcoming comparative exposure PK clinical trial and the manufacturing of Gimoti for such trial.  We expect that cash used in operating activities will increase throughout the remainder of 2017 as those projects, as well as the preparation of the NDA and pre-approval and pre-commercialization activities, continue.

Financing Activities.  During the three months ended March 31, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861 shares of common stock in an underwritten public offering.  In addition, we received proceeds of approximately, $80,000 from the sale of 50,244 shares of common stock through our employee stock purchase plan, or ESPP. During the three months ended March 31, 2016, we received proceeds of approximately $99,000 from the sale of 34,067 shares of common stock through our ESPP.

We believe that our existing cash and cash equivalents as of March 31, 2017, together with interest thereon, will be sufficient to meet our anticipated cash requirements through at least February 2018.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA to FDA or receive approval of the NDA;
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

Off-Balance Sheet Arrangements

Through March 31, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. We also pay pass through costs and utility costs, which are expensed as incurred.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2017, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Evoke Pharma, Inc.

Date: May 15, 2017	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering

4.5 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 20, 2016

4.6 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 29, 2016

10.1 (6)#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017, between the Company and Matthew D’Onofrio

10.2 (6)#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson

10.3#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 25, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Annual Report on From 10-K filed with the SEC on March 15, 2017
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C.  Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.