Form 10-Q
period 2017-06-30
Evoke Pharma Inc
filed 2017-08-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 15,388,325 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,556,280	$9,007,071
Prepaid expenses	587,932	267,711
Other current assets	—	7,997
Total current assets	13,144,212	9,282,779
Other assets	11,551	11,551
Total assets	$13,155,763	$9,294,330

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,121,519	$478,223
Accrued compensation	757,492	933,450
Total current liabilities	1,879,011	1,411,673
Warrant liability	4,506,763	4,095,019
Total liabilities	6,385,774	5,506,692

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 15,388,325 and 12,350,360 at June 30, 2017 and December 31, 2016, respectively	1,539	1,235
Additional paid-in capital	72,255,601	62,595,546
Accumulated deficit	(65,487,151)	(58,809,143)
Total stockholders' equity	6,769,989	3,787,638
Total liabilities and stockholders' equity	$13,155,763	$9,294,330

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,017,569	$2,095,149	$2,788,255	$4,110,225
General and administrative	871,979	802,655	2,081,549	1,940,408
Total operating expenses	2,889,548	2,897,804	4,869,804	6,050,633
Loss from operations	(2,889,548)	(2,897,804)	(4,869,804)	(6,050,633)
Other income (expense):
Interest income (expense), net	1,667	(72,694)	2,631	(145,274)
Change in fair value of warrant liability	1,261,912	—	(1,810,835)	—
Total other income (expense), net	1,263,579	(72,694)	(1,808,204)	(145,274)
Net loss	$(1,625,969)	$(2,970,498)	$(6,678,008)	$(6,195,907)
Net loss per share of common stock, basic	$(0.11)	$(0.41)	$(0.46)	$(0.86)
Net loss per share of common stock, diluted	$(0.19)	$(0.41)	$(0.55)	$(0.86)
Weighted-average shares used to compute basic net loss per share	15,343,325	7,217,577	14,435,818	7,192,791
Weighted-average shares used to compute diluted net loss per share	15,421,057	7,217,577	14,474,684	7,192,791

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(6,678,008)	$(6,195,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	929,029	846,042
Non-cash interest	—	20,724
Change in fair value of warrant liability	1,810,835	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(312,224)	333,952
Accounts payable and accrued expenses	467,338	75,062
Net cash used in operating activities	(3,783,030)	(4,920,127)

Financing activities
Proceeds from issuance of common stock, net	7,332,239	358,023
Net cash provided by financing activities	7,332,239	358,023
Net increase (decrease) in cash and cash equivalents	3,549,209	(4,562,104)
Cash and cash equivalents at beginning of period	9,007,071	8,691,155
Cash and cash equivalents at end of period	$12,556,280	$4,129,051

Supplemental disclosure of cash flow information
Interest paid	—	$125,813

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

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of its sole product, Gimoti™.  Although the Company ended the second quarter of 2017 with approximately $12.6 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to its plans to fund additional clinical development, including the comparative exposure pharmacokinetic (“PK”) clinical trial, completion of a planned new drug application (“NDA”) submission for Gimoti, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, and support its general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the financial statements are issued.

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

The fair value of each warrant is estimated on the date of issuance, and each subsequent balance sheet date, using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions.  The expected life of the warrant was calculated using the remaining life of the warrant.  Due to the Company’s limited historical data as a public company, the estimated volatility is calculated based upon the Company’s historical volatility, supplemented, as necessary, with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The risk-free rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted.  The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued.  The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation.  This decision was based on the lack of relevant historical data due to the Company’s limited historical experience.  In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented, as necessary, with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future.

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

Included in research and development expenses for the three and six months ended June 30, 2017 were costs of approximately $6,500 and $11,000, respectively, for clinical trial services incurred by a related party of one of the Company’s officers.  There were no related party costs incurred during the six months ended June 30, 2016.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company has excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three and six months ended June 30, 2017 and 2016.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock subject to repurchase	45,000	45,000	45,000	45,000
Warrants to purchase common stock	1,970,492	118,881	2,384,026	118,881
Common stock options	2,131,624	1,275,624	2,131,624	1,275,624
Employee stock purchase plan	11,785	8,272	16,970	11,032
Total excluded securities	4,158,901	1,447,777	4,577,620	1,450,537

For the three and six months ended June 30, 2017, dilutive shares of 827,069 and 413,535, respectively, related to the outstanding warrants were included in the diluted net loss per share of common stock calculation.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  This guidance changes the accounting for certain aspects of share-based payments to employees.  The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools.  The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s financial statements.

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

On March 10, 2017, the Company filed a prospectus supplement, which replaced the prospectus supplement filed on April 15, 2016, permitting the Company to sell up to an aggregate of $20.0 million of shares of its common stock through FBR as a sales agent.  Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K, or Form 10-K, the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules. As of August 4, 2017, the Company’s public float was approximately $29.5 million, based on 12,846,511 shares of outstanding common stock held by non-affiliates and at a price of $2.30 per share, which was the last reported sale price of the Company’s common stock on The Nasdaq Capital Market on August 4, 2017. As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.  The Company  had no sales of common stock under the baby shelf rules in the twelve-month period ended August 4, 2017. If the Company’s public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement, including this prospectus supplement, will also decrease. The Company has not sold any shares of common stock through the FBR Sales Agreement during 2017.

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

Employee Stock Purchase Plan

As a result of payroll withholdings from the Company’s employees of approximately $80,000 and $99,000, the Company sold 50,244 and 34,067 shares of common stock through its Employee Stock Purchase Plan (“ESPP”) during the six months ended June 30, 2017 and 2016, respectively.

On May 3, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 100,000 shares (to an aggregate of 1,250,000 shares), to increase the annual evergreen provision from 30,000 shares to 100,000 shares, and to extend the term of the ESPP into 2027.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants under the Company’s 2016 Equity Incentive Award Plan and employee stock purchases under the ESPP.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees.  Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30.		Six Months Ended June 30,
	2017	2016	2017	2016
Common Stock Options
Risk free interest rate	1.93%	1.41%	1.93%-2.16%	1.25%-1.58%
Expected option term	5.5 years	5.5 years	5.5-6.0 years	5.3-6.0 years
Expected volatility of common stock	98.23%	75.03%	94.05%-98.23%	74.44%-75.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2017 and 2016:

	Three and Six Months Ended June 30,
	2017	2016
Employee Stock Purchase Plan
Risk free interest rate	0.79%	0.50%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	99.23%	83.83%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$219,345	$151,148	$426,203	$309,937
General and administrative	245,526	275,982	502,826	536,105
Total stock-based compensation expense	$464,871	$427,130	$929,029	$846,042

As of June 30, 2017, there were approximately $2.2 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 0.93 years.

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

The Company has classified the warrants as a liability and has remeasured the liability to estimated fair value at June 30, 2017 and December 31, 2016, using the Black Scholes option pricing model with the following assumptions:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.81%	1.93%
Expected volatility	100.97%	94.19%
Expected term	4.58 years	5.08 years
Expected dividend yield	0.0%	0.0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Level 1		Level 2		Level 3	Total
Warrant liability
Balance at June 30, 2017	$	―	$	―	$4,506,763	$4,506,763

Balance at December 31, 2016	$	―	$	―	$4,095,019	$4,095,019

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

Warrant Liability
Balance at December 31, 2016	$4,095,019
Issuance of warrants	—
Change in fair value upon re-measurement	1,810,835
Reclassification to Additional Paid-in Capital due to warrant exercise	(1,399,091)
Balance at June 30, 2017	$4,506,763

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

In December 2016, we announced we had completed a second pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  In March 2017, we met with FDA to discuss the design of the comparative exposure PK trial and certain other chemistry, manufacturing and controls related items associated with the proposed NDA. On August 14, 2017, we announced that we initiated the comparative exposure PK trial.  We expect to complete the analysis of the trial data in the fourth quarter of 2017, followed by a potential NDA submission in late 2017 or early 2018.

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

As of June 30, 2017 we had cash and cash equivalents of approximately $12.6 million.  We believe our existing cash and cash equivalents will be sufficient to fund our operations through at least February 2018.  Current funds on hand are intended to fund clinical development, pre-approval and pre-commercialization activities for Gimoti, including the planned comparative exposure PK trial and planned NDA submission, and for working capital and general corporate purposes.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from reporting period to reporting period.  The warrant liability relates to the warrants issued in the July and August 2016 Financing, and will be revalued each reporting period until the liability is settled.  We use the Black Scholes pricing model to value the related warrant liability.  Other expense in 2016 also included interest expense incurred on our former outstanding debt.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase/ (Decrease)
	2017	2016
Research and development expenses	$2,017,569	$2,095,149	$(77,580)
General and administrative expenses	$871,979	$802,655	$69,324
Other (income) expense, net	$(1,263,579)	$72,694	$(1,336,273)

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 decreased by approximately $78,000.  Our Phase 3 clinical trial was completed during the second quarter of 2016 and the analysis of the trial data occurred during the second half of 2016.  During the second quarter of 2017 we were preparing for the initiation of our comparative exposure PK trial, including manufacturing Gimoti for such trial.  Costs incurred in 2017 include approximately $932,000 related to manufacturing costs, approximately $658,000 for wages, taxes and employee insurance, including approximately $219,000 of stock-based compensation expense, and approximately $428,000 of clinical trial and NDA preparation costs.  Costs incurred in 2016 include approximately $1.2 million related to the clinical trials for Gimoti, approximately $438,000 for wages, taxes and employee insurance, including approximately $151,000 of stock-based compensation expense, and approximately $404,000 related to costs associated with the preparation of an NDA.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 increased by approximately $69,000.  Costs incurred in 2017 primarily included approximately $479,000 for wages, taxes and employee insurance, including approximately $246,000 of stock-based compensation expense and approximately $312,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2016 primarily included approximately $477,000 for wages, taxes and employee insurance, including approximately $276,000 of stock-based compensation expense, and approximately $255,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other (Income) Expense, net.  Other income for the three months ended June 30, 2017 of approximately $1.3 million compared to other expense of approximately $73,000 for the three months ended June 30, 2016 was due primarily to the decrease of approximately $1.3 million in the fair value of the warrant liability, which resulted in a corresponding increase in other income.  Additional other expense for the three months ended June 30, 2016 consisted of interest expense incurred on our former outstanding debt with Square 1 Bank, or Square 1.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016
Research and development expenses	$2,788,255	$4,110,225	$(1,321,970)
General and administrative expenses	$2,081,549	$1,940,408	$141,141
Other expenses	$1,808,204	$145,274	$1,662,930

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 decreased by approximately $1.3 million due primarily to the expenses related to the Phase 3 clinical trial, which was still being conducted during the six months ended June 30, 2016.  The Phase 3 clinical trial was completed during the second quarter of 2016 and the analysis of the trial data occurred during the second half of 2016.  During the first six months of 2017 we were preparing for the initiation of our comparative exposure PK trial, including manufacturing Gimoti for such trial.  Costs incurred in 2017 include approximately $1.3 million for wages, taxes and employee insurance, including approximately $426,000 of stock-based compensation expense, approximately $1.0 million related to manufacturing costs and approximately $481,000 of clinical trial and NDA preparation costs.  Costs incurred in 2016 include approximately $2.5 million related to the clinical trials for Gimoti, approximately $980,000 for wages, taxes and employee insurance, including approximately $310,000 of stock-based compensation expense, and approximately $547,000 related to costs associated with the preparation of an NDA.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased by approximately $141,000.  Costs incurred in 2017 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $503,000 of stock-based compensation expense and approximately $855,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2016 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $536,000 of stock-based compensation expense, and approximately $778,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses.  Other expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased by approximately $1.7 million due primarily to the increase of approximately $1.8 million in the fair value of the warrant liability.  Additional other expense for the six months ended June 30, 2016 consisted of interest expense incurred on our former outstanding debt with Square 1.

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

We will not be able to make future sales of our common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float.  As of August 4, 2017, our public float was approximately $29.5 million, which means we may only sell shares up to one-third of our public float using shelf registration statements in any twelve-month period.  We had no sales of common stock under the baby shelf rules in the twelve-month period ended August 4, 2017. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	prepare for and complete further clinical development, including a comparative exposure PK trial in healthy volunteers and the analysis of data from such trial;
•	continue the pre-approval and pre-commercialization activities for Gimoti, including the preparation of the NDA;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

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

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(3,783,030)	$(4,920,127)
Net cash provided by financing activities	$7,332,239	$358,023
Net increase (decrease) in cash and cash equivalents	$3,549,209	$(4,562,104)

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

Financing Activities.  During the six months ended June 30, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861 shares of common stock in an underwritten public offering.  In addition, we received proceeds of approximately $80,000 from the sale of 50,244 shares of common stock through our employee stock purchase plan, or ESPP. During the six months ended June 30, 2016, we received proceeds of approximately $99,000 from the sale of 34,067 shares of common stock through our ESPP.

We believe that our existing cash and cash equivalents as of June 30, 2017, together with interest thereon, will be sufficient to meet our anticipated cash requirements through at least February 2018.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	FDA may disagree with the design of our comparative exposure PK trial or future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA to FDA or receive approval of the NDA;
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

Off-Balance Sheet Arrangements

Through June 30, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. We also pay pass through costs and utility costs, which are expensed as incurred.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2017, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

Evoke Pharma, Inc.

Date: August 14, 2017	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (2)

Form of Warrant Agreement dated September 30, 2013 issued by the Company to the representative of the underwriters and certain of its affiliates in connection with the closing of the Company’s initial public offering

4.5 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 20, 2016

4.6 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 29, 2016

10.1†	Master Services Agreement made as of January 27, 2014, between the Company and Spaulding Clinical Research, LLC and Work Order dated as of April 17, 2017 thereunder

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C.  Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.