Form 10-Q
period 2017-09-30
Evoke Pharma Inc
filed 2017-11-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 15,413,610 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,412,968	$9,007,071
Prepaid expenses	334,728	267,711
Other current assets	—	7,997
Total current assets	10,747,696	9,282,779
Other assets	11,551	11,551
Total assets	$10,759,247	$9,294,330

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,720,816	$478,223
Accrued compensation	927,843	933,450
Total current liabilities	2,648,659	1,411,673
Warrant liability	6,050,901	4,095,019
Total liabilities	8,699,560	5,506,692

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 15,413,610 and 12,350,360 at September 30, 2017 and December 31, 2016, respectively	1,541	1,235
Additional paid-in capital	72,788,358	62,595,546
Accumulated deficit	(70,730,212)	(58,809,143)
Total stockholders' equity	2,059,687	3,787,638
Total liabilities and stockholders' equity	$10,759,247	$9,294,330

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,717,698	$1,339,343	$5,505,953	$5,449,568
General and administrative	984,047	830,092	3,065,595	2,770,500
Total operating expenses	3,701,745	2,169,435	8,571,548	8,220,068
Loss from operations	(3,701,745)	(2,169,435)	(8,571,548)	(8,220,068)
Other income (expense):
Interest income (expense), net	2,822	(123,209)	5,452	(268,483)
Financing costs related to warrant liability	—	(533,692)	—	(533,692)
Change in fair value of warrant liability	(1,544,138)	(198,945)	(3,354,973)	(198,945)
Total other expense, net	(1,541,316)	(855,846)	(3,349,521)	(1,001,120)
Net loss	$(5,243,061)	$(3,025,281)	$(11,921,069)	$(9,221,188)
Net loss per share of common stock, basic	$(0.34)	$(0.29)	$(0.81)	$(1.11)
Net loss per share of common stock, diluted	$(0.34)	$(0.29)	$(0.89)	$(1.11)
Weighted-average shares used to compute basic net loss per share	15,351,295	10,614,692	14,740,977	8,341,750
Weighted-average shares used to compute diluted net loss per share	15,351,295	10,614,692	14,766,853	8,341,750

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net loss	$(11,921,069)	$(9,221,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,404,926	1,298,279
Non-cash interest	—	120,889
Financing costs allocated to warrant liability	—	533,692
Change in fair value of warrant liability	3,354,973	198,945
Change in operating assets and liabilities:
Prepaid expenses and other assets	(59,020)	408,030
Accounts payable and accrued expenses	1,236,986	(676,745)
Net cash used in operating activities	(5,983,204)	(7,338,098)

Financing activities
Payment of bank loan	—	(4,500,000)
Proceeds from issuance of common stock, net	7,389,101	358,023
Proceeds from issuance of common stock and warrants, net	—	13,168,802
Net cash provided by financing activities	7,389,101	9,026,825
Net increase in cash and cash equivalents	1,405,897	1,688,727
Cash and cash equivalents at beginning of period	9,007,071	8,691,155
Cash and cash equivalents at end of period	$10,412,968	$10,379,882

Supplemental disclosure of cash flow information
Interest paid	—	$169,813

Non-cash financing activities
Fair value of warrants issued to placement agent	—	$369,863

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

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of its sole product, Gimoti™.  The Company ended the third quarter of 2017 with approximately $10.4 million in cash and cash equivalents, and the Company anticipates that it will continue to incur losses from operations due to its plans to fund additional clinical development, including the analysis of data from the comparative exposure pharmacokinetic (“PK”) clinical trial, completion of a planned new drug application (“NDA”) submission for Gimoti, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, and support its general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the financial statements are issued.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes that its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations through at least June 2018. The Company will need to raise additional debt or equity financing to fund future operations.  There can be no assurance that additional financing will be available when needed on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

The Company also relies on contract research organizations (“CROs”) to manage the analysis of data from the comparative exposure PK trial and the preparation of the planned NDA.  If these CROs are unable to continue with this analysis and the management of the NDA preparation, the delays could adversely affect the completion and the timing of the filing of the NDA with FDA.

In addition, the Company relies on third-party manufacturers for the production of its drug candidate. If the third-party manufacturers are unable to continue manufacturing the Company’s drug candidate, or if the Company loses one of its sole source suppliers used in its manufacturing processes, the Company may not be able to meet commercial supply demand for its product candidate, if approved by the FDA, and the development of the product candidate could be materially and adversely affected.

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

Included in research and development expenses for the three and nine months ended September 30, 2017 were costs of approximately $8,000 and $19,000, respectively, for clinical trial services incurred by a related party of one of the Company’s officers.  There were no related party costs incurred during the nine months ended September 30, 2016.

The Company does not own or operate manufacturing facilities for the production of Gimoti, nor does it plan to develop its own manufacturing operations in the foreseeable future.  The Company currently depends on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its preclinical research, product development and clinical trials.  The Company has agreements with Cosma S.p.A. to supply metoclopramide for the manufacture of Gimoti, and with Thermo Fisher Scientific Inc., who recently acquired Patheon UK Limited, for product development and manufacturing of Gimoti.  The Company currently utilizes a third-party consultant, which it engages on an as-needed, hourly basis, to manage product development and manufacturing contractors.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company has excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three and nine months ended September 30, 2017 and 2016.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock subject to repurchase	45,000	45,000	45,000	45,000
Warrants to purchase common stock	2,797,561	3,323,876	2,771,685	3,323,876
Common stock options	2,131,624	1,275,624	2,131,624	1,275,624
Employee stock purchase plan	7,064	10,938	7,064	10,938
Total excluded securities	4,981,249	4,655,438	4,955,373	4,655,438

For the three and nine months ended September 30, 2017, dilutive shares of 0 and 25,876, respectively, related to the outstanding warrants were included in the diluted net loss per share of common stock calculation.

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

At the Market Equity Offering Program

On April 15, 2016, the Company terminated its At Market Sales Agreement with MLV & Co. LLC and entered into a new At Market Issuance Sales Agreement with B. Riley FBR, Inc. (as successor by merger to FBR Capital Markets & Co., “FBR”) (“FBR Sales Agreement”), and filed a prospectus supplement, pursuant to which the Company may sell from time to time, at its option, up to an aggregate of 649,074 shares of the Company’s common stock through FBR as the sales agent.  The sales of shares made through this equity program are made in “at-the-market” offerings as defined in Rule 415 of the Securities Act. Through December 31, 2016, the Company sold 56,000 shares of common stock at a weighted average price per share of $5.45 and received proceeds of approximately $296,000, net of commissions and fees.

On March 10, 2017, the Company filed a prospectus supplement, which replaced the prospectus supplement filed on April 15, 2016, permitting the Company to sell up to an aggregate of $20.0 million of shares of its common stock through FBR as a sales agent.  Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K, or Form 10-K, the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules. As of November 3, 2017, the Company’s public float was approximately $49.9 million, based on 12,858,418 shares of outstanding common stock held by non-affiliates and at a price of $3.88 per share, which was the last reported sale price of the Company’s common stock on The Nasdaq

Capital Market on October 11, 2017. As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.  The Company had no sales of common stock under the baby shelf rules in the twelve-month period ended November 3, 2017. If the Company’s public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. The Company has not sold any shares of common stock through the FBR Sales Agreement during 2017.

The Company’s current Form S-3 shelf registration statement expires on November 25, 2017.  Concurrently with filing this Quarterly Report on Form 10-Q, the Company is filing a new shelf registration statement on Form S-3 which extends the effectiveness of the current shelf registration statement until the earlier of the date the SEC declares the new shelf registration statement effective or 6 months from the expiration date of the current shelf registration statement.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through FBR as a sales agent.  The Company remains subject to the limitations of the baby shelf rules described above.

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

Employee Stock Purchase Plan

As a result of payroll withholdings from the Company’s employees of approximately $135,000 and $99,000, the Company sold 75,529 and 34,067 shares of common stock through its Employee Stock Purchase Plan (“ESPP”) during the nine months ended September 30, 2017 and 2016, respectively.

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

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2017 and 2016:

	Three and Nine Months Ended September 30,
	2017	2016
Common Stock Options
Risk free interest rate	1.93% - 2.16%	1.25% - 1.58%
Expected option term	5.5 - 6.0 years	5.3 - 6.0 years
Expected volatility of common stock	94.05% - 98.25%	74.44% - 75.91%
Expected dividend yield	0.0%	0.0%

There were no stock options granted during the three months ended September 30, 2017 and 2016.

The estimated fair value of each ESPP award was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan
Risk free interest rate	1.10%	0.47%	0.79% - 1.10%	0.47% - 0.50%
Expected term	6 months	6 months	6 months	6 months
Expected volatility of common stock	37.60%	212.80%	37.60% - 99.23%	83.83% - 212.80%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$200,773	$177,767	$626,976	$487,704
General and administrative	275,124	274,469	777,950	810,575
Total stock-based compensation expense	$475,897	$452,236	$1,404,926	$1,298,279

As of September 30, 2017, there were approximately $2.1 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.2 years.

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

The Company has classified the warrants as a liability and has remeasured the liability to estimated fair value at September 30, 2017 and December 31, 2016, using the Black Scholes option pricing model with the following assumptions:

	September 30, 2017	December 31, 2016
Risk-free interest rate	1.77%	1.93%
Expected volatility	100.41%	94.19%
Expected term	4.33 years	5.08 years
Expected dividend yield	0.0%	0.0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
Warrant liability
Balance at September 30, 2017	$-	$-	$6,050,901	$6,050,901

Balance at December 31, 2016	$-	$-	$4,095,019	$4,095,019

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Warrant Liability
Balance at December 31, 2016	$4,095,019
Issuance of warrants	—
Change in fair value upon re-measurement	3,354,973
Reclassification to Additional Paid-in Capital due to warrant exercise	(1,399,091)
Balance at September 30, 2017	$6,050,901

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis.  Diabetic gastroparesis is a gastrointestinal disorder afflicting millions of people worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide and designed to provide systemic delivery of the molecule through the nasal mucosa.

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis.  The trial was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the efficacy, safety and population pharmacokinetics, or PK, of Gimoti in adult female subjects with diabetic gastroparesis.  Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary. The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument. A total of 205 subjects were randomized in this trial. Preliminary results of the trial showed that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4 in the intent to treat, or ITT, population.

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

In December 2016, we announced we had completed a second pre-new drug application, or NDA, meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the 505(b)(2) NDA submission that will include prior efficacy and safety data developed by us along with FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  In March 2017, we met with FDA to discuss the design of the comparative exposure PK trial and certain other chemistry, manufacturing and controls related items associated with the proposed NDA submission.

On October 23, 2017, we announced positive topline results from the comparative exposure PK trial. The objective of the trial was to determine the bioequivalent dose of Gimoti compared to the Reglan Tablets after nasal and oral administration to healthy volunteers under fasted conditions.  Based on these results, we expect to submit the Gimoti NDA to FDA in the first quarter of 2018.

The comparative exposure PK trial was an open label, 4-way crossover and enrolled 108 male and female healthy volunteers who were each to receive one Reglan Tablet dose and three different doses of Gimoti in a random sequence.  Following discussions at pre-NDA meetings with FDA, we planned to select a Gimoti dose based on criteria that includes a 90% confidence interval for the ratio of area under the plasma concentration curve, or AUC, falling within the bioequivalence range of 80-125% of Reglan Tablets. Though only one dose was needed to meet the dose selection criteria, the comparative exposure PK trial was designed to test three different strengths of Gimoti. Based on results of the study, two of the three doses tested met the dose selection criteria.  The maximum observed plasma concentration, or Cmax, for Gimoti was slightly lower than the bioequivalence range, but in line with expectations that had been previously discussed with FDA as a likely outcome given the different route of administration and prior Gimoti PK trial results.  Additionally, data showed the AUC and Cmax increased in a dose related manner across all three strengths tested.  Relative to safety, all Gimoti doses were well tolerated with no clinically significant adverse events reported following any of the doses.

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

As of September 30, 2017 we had cash and cash equivalents of approximately $10.4 million.  We believe our existing cash and cash equivalents will be sufficient to fund our operations through at least June 2018.  Current funds on hand are intended to fund clinical development, pre-approval and pre-commercialization activities for Gimoti, including the analysis of data from the comparative exposure PK trial, the planned NDA submission, and for working capital and general corporate purposes.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  For the remainder of 2017 we expect costs related to our clinical development, including the analysis of data from the comparative exposure PK trial, and pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti and completion of a planned NDA submission, to continue. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  We are unable to estimate with any certainty the costs we will incur in the continued development of Gimoti.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from reporting period to reporting period.  The warrant liability relates to the warrants issued in the July 2016 Financing and August 2016 Financing, or collectively the 2016 Financings, and will be revalued each reporting period until the liability is settled.  We use the Black Scholes pricing model to value the related warrant liability.  Other expense in 2016 also included interest expense incurred on our former outstanding debt.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase/ (Decrease)
	2017	2016
Research and development expenses	$2,717,698	$1,339,343	$1,378,355
General and administrative expenses	$984,047	$830,092	$153,955
Other expenses	$1,541,316	$855,846	$685,470

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased by approximately $1.4 million due primarily to our comparative exposure PK trial being conducted during the third quarter of 2017. Our Phase 3 clinical trial was completed during the second quarter of 2016 and the analysis of the trial data occurred during the second half of 2016, so research and development costs were lower during the quarter ended September 30, 2016. Costs incurred in 2017 include approximately $1.8 million of clinical trial costs, approximately $601,000 for wages, taxes and employee insurance, including approximately $201,000 of stock-based compensation expense, and approximately $337,000 related to costs associated with the preparation of an NDA.  Costs incurred in 2016 include approximately $650,000 related to the Phase 3 clinical trial for Gimoti, approximately $489,000 for wages, taxes and employee insurance, including approximately $178,000 of stock-based compensation expense, and approximately $193,000 related to costs associated with the preparation of an NDA.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased by approximately $154,000.  Costs incurred in 2017 primarily included approximately $542,000 for wages, taxes and employee insurance, including approximately $275,000 of stock-based compensation expense and approximately $309,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2016 primarily included approximately $446,000 for wages, taxes and employee insurance, including approximately $274,000 of stock-based compensation expense, and approximately $319,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses, net.  Other expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased by approximately $685,000 due primarily to the increase of approximately $1.5 million in the fair value of the warrant liability, which resulted in a corresponding increase in other expense.  Other expenses for the three months ended September 30, 2016 included approximately $534,000 of costs related to the 2016 Financings, an increase of approximately $199,000 in the fair value of the warrant liability, and approximately $123,000 of interest expense incurred on our former outstanding debt with Square 1 Bank, or Square 1.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase/ Decrease
	2017	2016
Research and development expenses	$5,505,953	$5,449,568	$56,385
General and administrative expenses	$3,065,595	$2,770,500	$295,095
Other expenses	$3,349,521	$1,001,120	$2,348,401

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased by approximately $56,000. During the first nine months of 2017, we were preparing for and conducting our comparative exposure PK trial, including product development activities and manufacturing Gimoti for such trial. In addition, we also were incurring costs associated with the preparation of an NDA. Costs incurred in 2017 include approximately $2.1 million of clinical trial costs, approximately $1.9 million for wages, taxes and employee insurance, including approximately $627,000 of stock-based compensation expense, approximately $958,000 related to manufacturing costs and approximately $561,000 related to costs associated with the preparation of the NDA. Costs incurred in 2016 include approximately $3.1 million related to the Phase 3 clinical trial for Gimoti, approximately $1.5 million for wages, taxes and employee insurance, including approximately $488,000 of stock-based compensation expense, and approximately $740,000 related to costs associated with the preparation of an NDA.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased by approximately $295,000.  Costs incurred in 2017 primarily included approximately $1.6 million for wages, taxes and employee insurance, including approximately $778,000 of stock-based compensation expense and approximately $1.2 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2016 primarily included approximately $1.5 million for wages, taxes and employee insurance, including approximately $811,000 of stock-based compensation expense, and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses.  Other expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased by approximately $2.3 million due primarily to the increase of approximately $3.4 million in the fair value of the warrant liability, which resulted in a corresponding increase in other expense.  Other expenses for the nine months ended September 30, 2016 included approximately $534,000 of costs related to the 2016 Financings, an increase of approximately $199,000 in the fair value of the warrant liability and approximately $268,000 of interest expense incurred on our former outstanding debt with Square 1.

Liquidity and Capital Resources

In November 2014, we entered into a sales agreement with MLV & Co., LLC, or the MLV Sales Agreement, which was subsequently acquired by FBR Capital Markets & Co., or FBR, pursuant to which we were able to sell from time to time, at our option, up to an aggregate of $6.6 million worth of shares of common stock through MLV, as sales agent.  The sales of shares of our common stock made through this equity program were made in “at-the-market” offerings as defined in Rule 415 of the Securities Act.  During the year ended December 31, 2015, we sold 1,048,507 shares of common stock at a weighted average price per share of $4.78 pursuant to the MLV Sales Agreement and received proceeds of approximately $4.9 million, net of commissions and fees.  We did not sell any shares of common stock through the MLV Sales Agreement during 2016.

On April 15, 2016, we terminated the MLV Sales Agreement and entered into a new At Market Issuance Sales Agreement with FBR, or the FBR Sales Agreement, and filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of 649,074 shares of our common stock through FBR as the sales agent.  Through December 31, 2016, we sold 56,000 shares of common stock and received net proceeds of approximately $296,000 under the FBR Sales Agreement.  On March 10, 2017, we filed a prospectus supplement, which replaced the prospectus supplement filed on April 15, 2016, permitting us to sell up to an aggregate of $20.0 million of shares of our common stock through FBR as the sales agent.  FBR was subsequently acquired by B. Riley Financial, Inc., or B. Riley.  See Item 5 for additional details regarding FBR Sales Agreement.

Our current Form S-3 shelf registration statement expires on November 25, 2017.  Concurrently with filing this Quarterly Report on Form 10-Q, we are filing a new shelf registration statement on Form S-3 which extends the effectiveness of the current shelf registration statement until the earlier of the date the SEC declares the new shelf registration statement effective or 6 months from the expiration date of the current shelf registration statement.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley (as successor by merger to FBR) as a sales agent.  We remain subject to the limitations of the baby shelf rules described below.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. There can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make future sales of our common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float.  As of November 3, 2017, our public float was approximately $49.9 million, which means we may only sell shares up to one-third of our public float using shelf registration statements in any twelve-month period.  We had no sales of common stock under the baby shelf rules in the twelve-month period ended November 3, 2017. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2016 with respect to our ability to continue as a going concern.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through at least June 2018.  This period could be shortened if there are any significant increases in planned spending on our Gimoti development program, including the analysis of data from our completed comparative exposure PK trial, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, completion of a planned NDA submission, including whether or not FDA grants our request to waive the user fees that would otherwise become due upon our filing of an NDA with FDA, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through at least June 2018, it may not be sufficient to complete any additional development requirements requested by FDA.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further described below, including the analysis of the full results of the comparative exposure PK trial, the costs associated with completing and submitting the Gimoti NDA and the extent of any additional clinical development required by FDA.  We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(5,983,204)	$(7,338,098)
Net cash provided by financing activities	$7,389,101	$9,026,825
Net increase in cash and cash equivalents	$1,405,897	$1,688,727

Operating Activities.  The primary use of our cash has been to fund our clinical research and other general operations.  The cash used in operating activities decreased in 2017 as we have been preparing for and conducting our comparative exposure PK clinical trial and the manufacturing of Gimoti for such trial.  We expect that cash used in operating activities will increase throughout the remainder of 2017 as those projects, as well as the preparation of the NDA and pre-approval and pre-commercialization activities, continue.

Financing Activities.  During the nine months ended September 30, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861 shares of common stock in an underwritten public offering.  In addition, we received proceeds of approximately $135,000 from the sale of 75,529 shares of common stock through our employee stock purchase plan, or ESPP.  During the nine months ended September 30, 2016, we received net proceeds of approximately $13.2 million through the 2016 Financings from the sale of 5,048,632 shares of common stock and 2,975,444 warrants to purchase our common stock. In addition, we received net proceeds of approximately $358,000 from the sale of 56,000 shares of common stock pursuant to the FBR Sales Agreement and the sale of 34,067 shares of common stock through our ESPP.

We believe that our existing cash and cash equivalents as of September 30, 2017, together with interest thereon, will be sufficient to meet our anticipated cash requirements through at least June 2018.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	FDA may disagree with the design of our future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA to FDA or receive approval of the NDA;
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

Off-Balance Sheet Arrangements

Through September 30, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. We also pay pass through costs and utility costs, which are expensed as incurred.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2017, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Our business is entirely dependent on the success of Gimoti, which failed to achieve the primary endpoint of symptom improvement in a Phase 3 clinical trial in female patients with symptoms associated with diabetic gastroparesis. While we are continuing to pursue regulatory approval based on the results of our completed comparative exposure PK trial, we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, Gimoti.

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

In December 2016, we announced the completion of a second pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and the FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  On October 23, 2017, we announced positive topline results from the comparative exposure PK trial and plan to submit the Gimoti NDA during the first quarter of 2018.  Although we believe the PK trial establishes bioequivalence, FDA may later determine to require the conduct of additional efficacy or safety trials, and we may be unable to submit an NDA on this timeframe, or potentially at all.

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

In addition to the above factors, the future regulatory and commercial success of Gimoti is subject to a number of additional risks, including the following:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results, including our analysis of the results of the PK trial;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we can submit an NDA, to FDA or receive approval of the NDA;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through at least June 2018, although there can be no assurance in that regard. We will be required to raise additional funds in order to continue as a going concern beyond that time.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect.  Our future funding requirements will depend on many factors, including, but not limited to:

•

the need for, and the progress, costs and results of, any additional clinical trials of Gimoti we may initiate based on the analysis of data from our completed comparative exposure PK trial or discussions with FDA, including any additional trials FDA or other regulatory agencies may require evaluating the efficacy or safety of Gimoti;

•

the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies, including whether or not FDA grants our request to waive the user fee that would otherwise become due upon our filing of an NDA with FDA;

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

Topline data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available data such as the topline results we reported from the comparative exposure PK trial, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.  As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.  Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, while we believe that the AUC measurement is the most clinically relevant PK parameter for this comparative exposure PK trial based on discussions with FDA at previous pre-NDA meetings, the FDA may change their view regarding Cmax falling below the bioequivalence range of Reglan Tablets as it relates to selecting our dose and more generally in the FDA’s review of our planned NDA submission.  In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition. Further, although we have reported positive topline data for the PK trial, the FDA may still require the conduct of additional efficacy or safety trials prior to our planned NDA submission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

On November 14, 2017, substantially concurrently with this Current Report on Form 10-Q, we will file a shelf registration statement on Form S-3, or the replacement shelf registration statement, with the SEC, which has not yet been declared effective. The replacement registration statement is replacing the registration statement on Form S-3 we originally filed with the SEC on November 13, 2014, which registration statement is set to expire on November 25, 2017.  On November 14, 2017, we entered into an amendment, or the Amendment, to the FBR Sales Agreement, pursuant to which sales agreement we may sell from time to time, at our option, shares of common stock through FBR, as sales agent. The Amendment provides, among other things, that sales under the FBR Sales Agreement will be made pursuant to the replacement registration statement, including the base prospectus filed as part of such registration statement, as of and effective upon the SEC declaring such replacement registration statement effective. Sales under the FBR Sales Agreement will continue to be made, if any, pursuant to the original registration statement until the earlier of the effectiveness of the replacement registration statement or 180 days following the expiration of the original registration statement.  The Amendment will be effective concurrently with the effectiveness of the replacement shelf registration statement. The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, a copy of which will be filed as Exhibit 1.2 to the replacement shelf registration statement and is incorporated herein by reference.  Please refer to the description of the FBR Sales Agreement in the Liquidity and Capital Resources section contained in Item 2 above. Additional information with respect to the FBR Sales Agreement is available in the current report on Form 8-K filed by us with the SEC on April 15, 2016, and is hereby incorporated by reference. The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the FBR Sales Agreement, a copy of which is filed as Exhibit 1.1 to the current report on Form 8-K filed with the SEC on April 15, 2016.

Item 6.  Exhibits

A list of exhibits is set forth below and is incorporated herein by reference.

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

Evoke Pharma, Inc.

Date: November 14, 2017	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)