Form 10-K
period 2017-12-31
Evoke Pharma Inc
filed 2018-03-07
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $32.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $2.56 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2018 was 15,493,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for Gimoti™, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs or classes of drugs are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources

We use our registered trademarks, EVOKE PHARMA and Gimoti, in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Evoke,” “we,” “us” and “our” refer to Evoke Pharma, Inc.

Item 1. Business

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of individuals worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide designed to provide systemic delivery of the molecule through the nasal mucosa.

In individuals with gastroparesis, food remains in the stomach for a longer time than normal, leading to a variety of GI symptoms and systemic metabolic complications.  Gastroparesis frequently occurs in individuals with diabetes, but is also observed in patients with prior gastric surgery, a preceding infectious illness, pseudo-obstruction, collagen vascular disorders and anorexia nervosa.  In some patients with gastroparesis, no cause can be identified, which is referred to as idiopathic gastroparesis. According to the American Motility Society Task Force on Gastroparesis, the prevalence of gastroparesis is estimated to be up to 4% of the United States population.  Signs and symptoms of gastroparesis may include nausea, early satiety, bloating, prolonged fullness, upper abdominal pain, vomiting and retching.  Patients may experience any combination of signs and symptoms with varying degrees of severity.

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

We believe nasal spray administration has the potential to provide our target population of female diabetic gastroparesis patients with a preferred treatment option over the tablet formulation for several important reasons: (1) unlike metoclopramide tablets which may be absorbed erratically due to gastroparesis itself, Gimoti is designed to bypass the digestive system to allow for more predictable absorption without needing to determine if a patient’s stomach is functioning (2) during episodes of vomiting Gimoti provides predictable drug absorption through the nasal mucosa; and (3) for gastroparesis patients experiencing nausea and are not wanting to swallow a pill or water, a nasal spray may be better tolerated than an oral medication.

We have evaluated Gimoti in a multicenter, randomized, double-blind, placebo-controlled parallel group, dose-ranging Phase 2b clinical trial in 287 male and female subjects with diabetic gastroparesis where Gimoti doses of 10 mg and 14 mg were effective in improving the characteristic and clinically-relevant symptoms associated with gastroparesis in women while exhibiting a favorable safety profile in men and women. Subjects received either Gimoti or placebo four times daily for 28 days.

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis.  This trial was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the efficacy, safety and population pharmacokinetics, or PK, of 10 mg Gimoti in adult female subjects with symptomatic diabetic gastroparesis and delayed gastric emptying by gastric emptying scintigraphy, or GES. Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary.  The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument. A total of 205 subjects were randomized in this trial. Results of the trial showed that Gimoti did not achieve its primary endpoint of a symptom improvement at Week 4 in the intent to treat, or ITT, population.

Although the Phase 3 trial failed to achieve its primary endpoint, Gimoti demonstrated efficacy in patients with moderate to severe symptoms at baseline, which included 105 of the 205 patients (51%) enrolled in the study.  In these patients with higher symptom severity, statistically significant benefits were demonstrated for those treated with Gimoti versus those receiving placebo. These statistically significant benefits were observed at Weeks 1, 2 and 3 in the ITT population and at all four weeks in the per protocol population. There were also clinically and statistically significant improvements in nausea and upper abdominal pain, two of the more severe and debilitating symptoms of gastroparesis, at all four weeks.

In September 2016, we announced the completion of a pre-New Drug Application, or pre-NDA, meeting with the U.S. Food and Drug Administration, or FDA.  The purpose of the meeting was to discuss a proposed NDA and to confirm various regulatory, chemistry, manufacturing, and control, or CMC, and non-clinical requirements for our potential NDA submission for Gimoti. At the pre-NDA meeting, the FDA reviewed a portion of our data package being prepared for the NDA submission. Based on the review, discussion, and minutes received, we believe that such data package could be used with the submission of those portions of an NDA utilizing the 505(b)(2) pathway.

In December 2016, we had another pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  In March 2017, we had a type A meeting with FDA to finalize the design of the comparative exposure PK trial and reach agreement on certain other chemistry, manufacturing and controls-related items associated with the proposed NDA submission.

In October 2017, we announced positive topline results from the comparative exposure PK trial.  The objective of the trial was to identify a dose of Gimoti that met the criteria for bioequivalence compared to the Listed Drug, Reglan Tablets after nasal and oral administration to healthy volunteers under fasted conditions.

The comparative exposure PK trial was an open label, 4-way crossover and enrolled 108 healthy male and female volunteers who each received one Reglan Tablet dose and three different doses of Gimoti in a random sequence.  Following discussions at pre-NDA meetings with FDA, we planned to select a Gimoti dose based on criteria that included a 90% confidence interval for the ratio of area under the plasma concentration curve, or AUC, falling within the exposure equivalence range of 80-125% of Reglan Tablets. Though only one dose was needed to meet the dose selection criteria, the comparative exposure PK trial was designed to test three different strengths of Gimoti. Based on results of the study, two of the three doses tested met the dose selection criteria for the pooled data in women and men.  The maximum observed plasma concentration, or Cmax, for Gimoti was slightly lower than the equivalence range, but was anticipated and had been previously discussed with FDA as a likely outcome given the different route of administration and prior Gimoti PK trial results.  Additionally, data showed the AUC and Cmax increased in a dose related manner across all three strengths tested.  Relative to safety, all Gimoti doses were well tolerated with no clinically significant adverse events reported following any of the doses.

Additional analysis of the PK data by sex revealed statistically significant differences in exposure between women and men given the same metoclopramide dose (nasal and oral).  Based on this further analysis of results from the comparative exposure PK trial, statistically significantly lower AUC’s were found in men compared to women.  The findings were not explicitly attributable to differences in body mass index (BMI) or weight. Similarly sex-based differences were observed in a previous healthy volunteer study we conducted, irrespective of the route of metoclopramide administration (nasal, oral and IV).

In the most recent comparative exposure PK trial, results for women independently met equivalence criteria for AUC0-inf and AUC0-t at the tested Gimoti dose to be proposed in the NDA. We plan to submit our NDA for a female-only indication based on a dose in women with equivalent exposure to Reglan Tablets and will submit supporting efficacy and safety data from our Phase 2b and Phase 3 trials, specifically for women, at doses similar or lower than the dose to be proposed in the NDA.

In parallel, we recently held a pre-NDA meeting with FDA to discuss and clarify its expectations of items being prepared for inclusion in the NDA for Gimoti. The planned NDA will include our proposal for a risk management strategy and a post-approval safety study that will be designed to confirm prior safety findings and rule-out possible differences in side effects compared to the Reglan Tablet over 8 weeks. We expect to discuss the details of the post-marketing safety trial with FDA during the NDA review process. With the new sex-based PK findings, and to incorporate the feedback received by FDA at the most recent pre-NDA meeting, we expect to file the Gimoti NDA in the second quarter of 2018.

In March 2018, we announced that FDA granted the Company’s request for a small business waiver of the Prescription Drug User Fee Act, or PDUFA, fee of approximately $2.4 million for its 505(b)(2) NDA for Gimoti.

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

Business Strategy

Our objective is to develop and bring to market products to treat acute and chronic GI motility disorders that are not satisfactorily treated with current therapies and that represent significant market opportunities. Our business strategy is to:

•

Pursue regulatory approval for Gimoti. We have completed our Phase 3 trial of Gimoti in female subjects suffering from diabetic gastroparesis and a comparative exposure PK trial to serve as a basis for submission of an NDA for Gimoti.  We expect to submit our NDA during the second quarter of 2018.

•

Seek partnerships to accelerate and maximize the potential for Gimoti. Following our planned NDA submission for Gimoti, we will continue to evaluate partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of Gimoti.

•

Explore building in-house capabilities to potentially commercialize Gimoti in the United States. In addition to partnering opportunities, we are evaluating the development of a specialty sales force and marketing capabilities, either internally or externally, to allow us to directly market Gimoti in the United States, if approved by FDA. We have partnered with Syneos Health, Inc. (formerly inVentiv Commercial Services LLC), to build our commercial infrastructure as we prepare for the potential commercialization of Gimoti, including to potentially hire, train, retain and deploy a direct sales force.

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

GI Motility Disorders

Motility disorders are one of the most common GI disorders. Motility disorders affect the orderly contractions or relaxation of the GI tract which move contents forward and prevent backward egress. This is important in the normal movement of food through the GI tract. Motility disorders are sometimes referred to as functional GI disorders to highlight that many abnormalities in stomach function can occur even when anatomic structures appear normal. Functional GI disorders affect the upper and lower GI tract and include gastroparesis, GERD, functional dyspepsia, constipation and IBS. It has been estimated by the International Foundation for Functional Gastrointestinal Disorders that one in four people in the United States suffer from functional GI disorders, having signs and symptoms such as abdominal pain, nausea, constipation, diarrhea, bloating, decreased appetite, early satiety, swallowing difficulties, heartburn, vomiting and/or incontinence.

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

In gastroparesis, the stomach does not perform these functions normally, causing characteristic flares of signs and symptoms that include nausea, early satiety, prolonged fullness, bloating, upper abdominal pain, vomiting and retching. As a result of these signs and symptoms, patients may limit their food and liquid intake leading to poor nutrition, dehydration and electrolyte disturbances, and have poor blood glucose control, ultimately requiring hospitalization. If left untreated or not adequately treated, gastroparesis causes significant acute and chronic medical problems, including additional diabetic complications resulting from poor glucose control.

Gastroparesis in the Hospital Setting

When patients experience a flare of their gastroparesis symptoms that cannot be adequately managed by oral medications, they may be hospitalized for hydration, parenteral nutrition, and correction of abnormal blood glucose or electrolyte levels. In this setting, intravenous metoclopramide is the first line of treatment. Typically, these diabetic patients with gastroparesis symptoms remain in the hospital until they are stabilized and able to be effectively treated with oral metoclopramide. These hospitalizations are costly and expose patients to increased risks, including hospital-acquired infections. The number of patients with gastroparesis that require hospitalization due to their disease is growing, according to a study published in the American Journal of Gastroenterology in 2008. Additionally, the study reported, from 1995 to 2004, total hospitalizations with a primary diagnosis of gastroparesis increased 158%. Hospital admissions for patients with gastroparesis as the secondary diagnosis increased 136%. The average length of stay for a patient is approximately six days at an estimated cost of approximately $22,000. Compared to the other four most common upper GI admission diagnoses (GERD, gastric ulcer, gastritis or nonspecific nausea/vomiting), gastroparesis had the longest length of stay and one of the highest total charges per stay. Additionally, the study estimates that costs associated with gastroparesis as the primary or secondary diagnosis for admission exceeded $3.5 billion in 2004.

A study of patients in clinics at the University of Pittsburgh Medical Center between January 2004 and December 2008, published in the Journal of Gastroenterology and Hepatology, showed that patients with diabetic or post-surgical gastroparesis had significantly more emergency room visits than other gastroparesis groups. The study reinforced the view that gastroparesis constitutes a significant burden for patients and the healthcare system, with more than one-third of patients requiring hospitalization. The number of emergency room visits and annual days of inpatient treatment were comparable to patients with Crohn’s disease. The study indicated that patients received an average of 6.7 prescriptions on admission. Eighty percent of the patients identified in the University of Pittsburgh study were women. According to a recent study conducted by Baylor College of Medicine and published in Gastroenterology & Endoscopy in December 2017, hospitalizations for gastroparesis have risen significantly since the early 1990s.

This study noted that the number of hospitalizations increased from roughly 900 in 1994 to 16,400 in 2014, with median costs climbing from $6,000 to approximately $24,500 during the period.  The number of people who visited the emergency department because of gastroparesis rose from 15,549 in 2006 to 39,470 in 2014, with an average annual increase of nearly 13% over that time.

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

Unmet Needs in Gastroparesis Treatment

Market research and physician interviews demonstrate that existing treatment options for diabetic gastroparesis are inadequate and there is a high level of interest in effective outpatient options for managing patients with gastroparesis symptoms. The market is currently served by oral metoclopramide, intravenous metoclopramide, and the oral disintegrating tablet, or ODT, formulation of metoclopramide (Metozolv® ODT), with approximately 4.0 million prescriptions in the United States per year, according to IMS Health (2015).

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

We are developing the nasal formulation of metoclopramide to provide our targeted patient population with acute or recurrent symptoms of diabetic gastroparesis with a product that can be systemically delivered as an alternative to the oral or intravenous routes of administration. Nasal delivery is possible because the mucosa of the nasal cavity is a single epithelial cell layer which is well‑vascularized and allows metoclopramide molecules to be transferred directly to the systemic circulation. There is no first pass liver metabolism required prior to onset of action. Since gastroparesis is a disease that halts or slows the movement of the contents of the stomach to the small intestine, oral drug administration is often compromised. The nasal formulation may also provide a predictable and consistent means of delivering metoclopramide in patients with delayed gastric emptying and/or frequent vomiting.  Also, unlike the oral tablet formulation of metoclopramide, we believe that Gimoti may be tolerated even when patients are experiencing nausea.

A nasal spray formulation of metoclopramide could offer an alternative route of administration for female patients with severe symptoms of diabetic gastroparesis receiving the parenteral formulation of metoclopramide. Following hospitalization for intravenous metoclopramide, a nasal spray formulation would also provide a non-oral option for the transition to an outpatient treatment.

Comparative Exposure PK Trial

In October 2017, we announced positive topline results from the comparative exposure PK trial. The objective of the trial was to identify a dose of Gimoti that met the criteria for bioequivalence compared to the Listed Drug, Reglan Tablets after nasal and oral administration to healthy volunteers under fasted conditions.

The comparative exposure PK trial was an open label, 4-way crossover and enrolled 108 healthy male and female volunteers who each received one Reglan Tablet dose and three different doses of Gimoti in a random sequence.  Following discussions at pre-NDA meetings with FDA, we planned to select a Gimoti dose based on criteria that included a 90% confidence interval for the ratio of AUC falling within the equivalence range of 80-125% of Reglan Tablets. Though only one dose was needed to meet the dose selection criteria, the comparative exposure PK trial was designed to test three different strengths of Gimoti. Based on results of the study, two of the three doses tested met the dose selection criteria for the pooled data in men and women.  The Cmax for Gimoti was slightly lower than the equivalence range, but was anticipated and had been previously discussed with FDA as a likely outcome given the different route of administration and prior Gimoti PK trial results.  Additionally, data showed the AUC and Cmax increased in a dose related manner across all three strengths tested.  Relative to safety, all Gimoti doses were well tolerated with no clinically significant adverse events reported following any of the doses.

Additional analysis of the PK data by sex revealed statistically significant differences in exposure between women and men given the same metoclopramide dose (nasal and oral).  Based on this further analysis of results from the comparative exposure PK trial, statistically significantly lower AUC’s were found in men compared to women.  The findings were not explicitly attributable to differences in body mass index (BMI) or weight. Similarly sex-based differences were observed in a previous healthy volunteer study we conducted, irrespective of the route of metoclopramide administration (nasal, oral and IV).

In the most recent comparative exposure PK trial, results for women independently met equivalence criteria for AUC0-inf and AUC0-t at the tested Gimoti dose to be proposed in the NDA. We plan to submit our NDA for a female-only indication based on a dose in women with equivalent exposure to Reglan Tablets and will submit supporting efficacy and safety data from our Phase 2b and Phase 3 trials, specifically for women, at doses similar or lower than the dose to be proposed in the NDA.

Phase 3 Clinical Trial

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female patients with symptoms associated with acute and recurrent diabetic gastroparesis.  This U.S.-based, multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial evaluated the efficacy, safety and population PK of Gimoti in adult female patients with symptomatic diabetic gastroparesis and delayed gastric emptying by GES. Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary PRO instrument.  On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary. The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument.

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

In July 2015, FDA issued a draft guidance document regarding the clinical evaluation of drugs for the treatment of gastroparesis, in which FDA states that in order to optimize the ability to demonstrate a treatment effect, clinical trials in this indication should enroll patients with higher symptom severity (moderate to severe).  The improvements observed in our exploratory analyses of our Phase 3 study focused on this subset of patients enrolled in the study. At the time this draft guidance was issued, our Phase 3 study, designed to include patients with a range of symptom severity, had been actively enrolling for more than a year. The overall efficacy results were not significant, due in large part to the patients with less severe symptoms who responded to placebo. Importantly, patients with more severe symptoms experienced a statistically-significant treatment effect with Gimoti, consistent with the recommendation in the draft guidance on clinical studies of gastroparesis.

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

These safety results were consistent with findings from previous Gimoti studies that showed the nasal formulation of metoclopramide has a favorable safety profile and is well-tolerated by healthy volunteers and patients with diabetic gastroparesis. There have been no reports of tardive dyskinesia among the more than 1,400 exposed healthy volunteers and patients over the metoclopramide nasal spray clinical development program.

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

Symptom	Time Period	Placebo[1] (N = 53)	Gimoti[1] (N = 52)	p-value[2]
Nausea	Week 1	-0.370	-0.859	0.001
	Week 2	-0.696	-1.149	0.032*
	Week 3	-0.818	-1.242	0.043
	Week 4	-0.905	-1.404	0.027
Upper Abdominal Pain	Week 1	-0.394	-0.641	0.025
	Week 2	-0.554	-0.990	0.016
	Week 3	-0.690	-1.194	0.008
	Week 4	-0.791	-1.218	0.047

[1]	LSMean from ANCOVA
[2]

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

In December 2016, we announced the completion of a second pre-NDA meeting with FDA.  The purpose of the meeting was to discuss efficacy and safety results from the Phase 3 clinical trial and submission strategies for an NDA.  At the pre-NDA meeting the FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by us and the FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.

In the first pre-NDA meeting with FDA held in August 2016, we confirmed various regulatory, CMC, and non-clinical requirements for our potential NDA submission.  In February 2017, we announced that we received a letter from FDA exempting Gimoti from HG Validation study requirements prior to submission of the NDA.

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

In 2014, we also completed a thorough ECG (QT/QTc) study and reported positive results.  Prolongation of the QT interval may increase the risk for cardiac arrhythmias.  Data from the thorough ECG (QT/QTc) trial met the pre-specified primary endpoint, demonstrating that Gimoti, at therapeutic and supratherapeutic doses, did not prolong the QT/QTc interval in healthy subjects.

We have also conducted a companion clinical trial with Gimoti in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men.  The male companion trial was initiated in May 2014 and the design was the same as the Phase 3 trial in women.  This trial was requested by FDA to confirm the Phase 2b trial results and to capture additional safety data in men.  This trial was not required for submission of the Gimoti NDA for women; however, we expect to include safety data from this trial in the NDA submission.  During November 2016, we determined the trial showed futility so that even if the trial had fully been enrolled, the results would not have differed.  As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results showed no benefit for Gimoti versus placebo in men.  The safety results were consistent with findings from previous Gimoti studies that showed the nasal formulation of metoclopramide has a favorable safety profile and is well tolerated by patients with diabetic gastroparesis.

Prior Development

From 1985 to present, we, or our predecessors, have conducted numerous clinical studies to evaluate the safety and pharmacokinetic profile of nasal spray formulations of metoclopramide in healthy volunteers and the safety, efficacy, and pharmacokinetic profile of metoclopramide nasal spray in patients. More than 1,400 subjects have been exposed to nasal formulations of metoclopramide at doses ranging from 10 mg to 80 mg in these studies.

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

We evaluated the current formulation of Gimoti with the same nasal spray pump in six completed clinical trials enrolling a total of 746 healthy volunteers and patients with diabetic gastroparesis.  Phase 1 (39 and 108), thorough ECG (54), Phase 2 (287), Phase 3 (205) and Companion (53).

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

Patent Portfolio

Our patent portfolio includes the following U.S. patents and patent applications as of February 28, 2018:

•	U.S. Patent 6,770,262—Nasal Administration of Agents for the Treatment of Gastroparesis. This patent expires in 2021.
•

U.S. Patent 8,334,281—Nasal Formulations of Metoclopramide. This patent is expected to expire in 2030 and has a pending Continuation application (U.S. Non-Provisional Patent Application No. 15/130,086).

•	U.S. Non-Provisional Patent Application No. 13/593.215 —Treatment of Symptoms Associated with Female Gastroparesis. If granted, this patent would be expected to expire in 2032.

We have also been granted European and Canadian patents for the method of use of metoclopramide via nasal delivery for gastroparesis. These patents are expected to expire in 2021. We have also been granted European and Canadian patents for pharmaceutical compositions comprising metoclopramide.  These patents are expected to expire in 2030.

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

Other Intellectual Property Rights

We currently have registered trademarks for EVOKE PHARMA and GIMOTI in the United States.

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

Sales and Marketing

We plan to commercialize Gimoti in the United States alone, or in partnership with pharmaceutical companies that have established development and sales and marketing capabilities. Our strategy for Gimoti, if approved, will be to establish Gimoti as the prescription product of choice for diabetic gastroparesis in women. If the product candidate is approved, our expectation is that Gimoti would initially be marketed to gastrointestinal and internal medicine specialists, primary care physicians and select health care providers. We have partnered with Syneos Health, Inc., or Syneos (formerly inVentiv Commercial Services LLC), to build our commercial infrastructure, including to potentially hire, train, retain and deploy a direct sales force for the potential commercialization of Gimoti, pending the filing of the NDA and FDA approval.  Under terms of the agreement, Syneos may provide services including, but not limited to, sales representatives, sales management, marketing, account management, advertising, medical communications, distribution support, and overall commercial management.

Manufacturing

We do not own or operate manufacturing facilities for the production of Gimoti, nor do we have plans to develop our own manufacturing operations in the foreseeable future.  We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our product development and clinical trials.  We currently use a third-party consultant, which we engage on an as-needed, hourly basis, to manage product development and manufacturing contractors.

In April 2015, we announced the completion of production of a commercial scale lot of Gimoti as required by FDA. With the completion of this large-scale production of Gimoti, we believe we have demonstrated our ability to manufacture Gimoti at commercial scale quantities in accordance with CMC. In addition to data from this recent program, we have a three-year registration stability data package from previous studies which have all met proposed specifications. These CMC datasets will be submitted as part of our NDA submission.

In November 2017, we entered into a Manufacturing Services Agreement, or the Manufacturing Agreement, with Patheon UK Limited, or Patheon, a wholly-owned subsidiary of Thermo Fisher, Inc., pursuant to which Patheon has agreed to manufacture commercial quantities of Gimoti. Under the terms of the agreement, we are required to purchase a certain percentage of our requirements for our Gimoti product intended for commercial sale, provided certain terms and conditions are met.  The initial term of the agreement commenced in November 2017 and will continue in effect until December 31st of the year that is five years from the date Gimoti first receives approval for marketing from FDA or any other foreign regulatory agencies competent to grant marketing approvals for pharmaceutical products. This initial term shall be automatically renewed for additional one-year terms, unless either party provides written notice of its intention to terminate the agreement upon notice within a specified time prior to the end of the then current term. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (i) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (ii) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (iii) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Gimoti. Patheon or we may terminate the agreement upon specified prior written notice to the other party if Patheon or we, as applicable, assigns any of our rights under the agreement to an assignee that is (i) not a credit worthy substitute for the assigning party; or (ii) a competitor of assigning party. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

In May 2016, we entered into a Master Supply Agreement with Cosma S.p.A., or Cosma, pursuant to which Cosma will be the exclusive commercial supplier of metoclopramide for the manufacture of Gimoti.  Under the supply agreement, Cosma will supply metoclopramide pursuant to purchase orders which we may deliver to Cosma from time to time, and there is no minimum supply requirement.  In the event Cosma discontinues supply of metoclopramide for any reason, including by reason of a force majeure event, or materially changes the metoclopramide specifications, then we may require Cosma to supply up to a two years’ supply of the metoclopramide based on our purchase orders over the preceding two years. The term of the supply agreement is three years, which term shall be automatically extended (1) for an additional period equivalent to the time elapsing from May 2016 to the date of the first commercial launch of Gimoti and (2) for successive one-year periods thereafter, unless terminated earlier.  Either party may terminate the supply agreement on 180 days’ written notice to the other party or on 30 days’ written notice to the other party for such party’s material uncured breach.

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

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
Gimoti	dopamine antagonist /mixed 5-HT3 antagonist 5-HT4 agonist	nasal	Evoke Pharma	NDA Preparation
RM-131	ghrelin agonist	sub-cutaneous	Rhythm/Allergan	Phase 2b
Velusetrag/TAK-954	5-HT4 receptor agonist	oral	Theravance/Takeda	Phase 2
Tradipitant	NK-1 antagonist	oral	Vanda	Phase 2
Renzapride	5-HT4 agonist/ 5-HT3 antagonist	oral	Endologic	Phase 2
ATC-1906/TAK-906	D2/D3 antagonist	oral	Takeda	Phase 2
NG-101	D2/D3 antagonist	Oral	Neurogastrx	Phase 1

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

TD-5108, or TAK-954, also called Velusetrag, is a 5-HT4 receptor agonist compound under development for the treatment of gastroparesis by Takeda Pharmaceuticals in collaboration with Theravance Biopharma, Inc.  Previously, Theravance was in collaboration with Alfa Wassermann S.p.A. for the development TD-5108 for chronic constipation.

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

Altos Therapeutics LLC, or Altos, was developing the ATC-1906/TAK-906 compound as an oral dopamine D2/D3 receptor antagonist that addresses the symptoms of nausea and vomiting in gastroparesis patients. As part of an agreement, Takeda acquired Altos and assumed control over development and commercialization of ATC-1906/TAK-906.

Neurogastrx is currently developing NG-101.  NG-101 is a selective and peripherally restricted dopamine D2/D3 receptor antagonist to treat gastroparesis.  It is approved in countries outside the US in other indications.

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

FDA Review and Approval Process

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

Once the submission has been accepted for filing, FDA begins an in-depth substantive review. Under PDUFA, FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within ten months of the date of receipt by FDA (for drugs that do not contain new molecular entities) and ten months of the 60-day filing date (for drugs that contain new molecular entities). A Priority Review designation is given to drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The goal for completing a Priority Review is six months from the date of receipt by FDA (for drugs that do not contain new molecular entities) and six months of the 60-day filing date (for drugs that contain new molecular entities). However, FDA does not always complete its review within these timelines and the review can take substantially longer.

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

FDA may require post-approval studies and clinical trials if FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. Based on feedback from FDA, we plan to propose a post-marketing safety trial as part of the Gimoti NDA submission.  We expect to discuss the details of such a trial with FDA during the NDA review process.

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

In March 2009, FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products. FDA’s authority to take this action is based on risk management and post market safety provisions within the Food and Drug Administration Amendments Act. The REMS consists of a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. In 2011, FDA determined that maintaining the Medication Guide as a part of the approved labeling is adequate to address the public health concern and meets the regulatory standards. We intend to follow current labeling procedures to include a medication guide at the time of the NDA submission for Gimoti. Based on feedback from FDA, we intend to propose elements of a REMS to be included in the NDA submission. At this time the elements of the REMS for Gimoti are unclear as there are varying levels of requirements that may include a Medication Guide, similar to the Reglan Tablet, and other elements, such as a communication plan and an implementation plan, designed to ensure safe use, as well as a timetable for submission of post-marketing assessments after the REMS is approved.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information, as well as gifts, compensation and other remuneration to physicians.

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

Healthcare Reform

In March 2010, the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, was signed into law and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; and addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees

As of February 28, 2018, we had seven full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Research and Development

We incurred $7.1 million and $7.0 million in research and development expenses for the years ended December 31, 2017 and 2016, respectively.

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

In December 2016, we announced the completion of a pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  Data from the comparative exposure PK trial will serve as a portion of the 505(b)(2) data package to include prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  In October 2017, we announced positive topline results from the comparative exposure PK trial.  In addition, based on feedback received from FDA at an additional pre-NDA meeting, we plan to propose a risk mitigation strategy and post-approval safety trial as part of our NDA submission.  In order to incorporate the feedback received by FDA at the additional pre-NDA meeting, we expect to submit the Gimoti NDA in the second quarter of 2018, though FDA may require the conduct of additional efficacy or safety trials, and we may be unable to submit an NDA on this timeframe, or potentially at all.

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
•

we may not be able to provide acceptable evidence of safety and efficacy for Gimoti, including as a result of the proposed duration of use for Gimoti being shorter as compared to the maximum approved dosing duration for the referenced Listed Drug, Reglan Tablets;

•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results, including our analysis of the results of the PK trial;
•

the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval, including Cmax falling below the equivalence range in the comparative exposure PK trial;

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

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to maintain commercial manufacturing arrangements with third-party manufacturers or establish and maintain commercial-scale manufacturing capabilities.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into October 2018, although there can be no assurance in that regard. We will be required to raise additional funds in order to continue as a going concern beyond that time.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect.  Our future funding requirements will depend on many factors, including, but not limited to:

•

the need for, and the progress, costs and results of, any additional clinical trials of Gimoti that may be required by FDA, including any pre-approval or post-approval trials FDA or other regulatory agencies may require evaluating the efficacy or safety of Gimoti;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for Gimoti;
•	the costs of establishing or outsourcing sales, marketing and distribution capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Gimoti;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

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

We may publicly disclose topline or interim data from time to time, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.  As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.  Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, while we believe that the AUC measurement was the most clinically relevant PK parameter for our comparative exposure PK trial, FDA may disagree or may emphasize other data such as Cmax falling below the equivalence range of Reglan Tablets.  Any contrary views by FDA would impact our dose selection and FDA’s review of our planned NDA submission.  In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition. Further, although we reported positive topline data for the PK trial, FDA may still require the conduct of additional efficacy or safety trials prior to our planned NDA submission.

If we are not able to obtain regulatory approval for Gimoti, we will not be able to commercialize this product candidate and our ability to generate revenue will be limited.

We have not submitted an NDA or received regulatory approval to market any product candidates in any jurisdiction. We are not permitted to market Gimoti in the United States until we receive approval of an NDA for the product candidate in a particular indication from FDA. To date, we have completed a Phase 1 bioavailability and pharmacokinetics trial, a comparative exposure PK trial, a Phase 3 clinical trial in female subjects, a Phase 3 clinical trial in male subjects, a Thorough ECG (QT/QTc) study, a Phase 2b clinical trial and we acquired the results from a separate Phase 2 clinical trial in diabetic subjects with gastroparesis. In the Phase 2b clinical trial that we performed ourselves, which concluded in 2011, Gimoti failed to meet the primary endpoint for the trial. Although an overall improvement in symptoms was observed in Gimoti-treated subjects with diabetic gastroparesis compared to placebo in this Phase 2b clinical trial, the difference was not statistically significant due to a high placebo response among male subjects. The earlier Phase 2 clinical trial performed by Questcor was a multicenter, randomized, open-label, parallel design study. This head-to-head study compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with FDA-approved 10 mg metoclopramide tablet. Although data from the earlier Phase 2 clinical trial will be referenced in the Gimoti NDA, the open-label study design limits the importance of the efficacy results in the NDA.

We completed our Phase 3 clinical trial in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis and announced in July 2016 that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.  While we are planning to submit the results from the comparative exposure PK trial as a portion of the 505(b)(2) NDA submission that will include prior efficacy and safety data developed by us along with FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets, there is no guarantee that regulators will agree with our assessment of the clinical trials for Gimoti conducted to date, including the comparative exposure PK trial. In addition, we have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or preclinical or other studies.

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

We conducted a Phase 3 trial in adult female subjects with diabetic gastroparesis, which failed to reach its primary endpoint.  However, following our second pre-NDA meeting with FDA in December 2016, FDA agreed that a comparative exposure PK trial, along with prior efficacy and safety data from other completed Gimoti studies, would be appropriate for NDA submission seeking an indication of treatment of symptoms associated with diabetic gastroparesis in women. Although we believe the results from the comparative exposure PK trial along with the prior data will be sufficient to allow us to submit an NDA for Gimoti, it is possible FDA will require additional clinical testing before submission or approval of the NDA.  In addition, based on discussions with FDA, we also conducted a similar study for safety and efficacy in adult male subjects with diabetic gastroparesis.  A portion of the safety and efficacy data from this trial will be submitted as a part of the NDA submission.  If we are unable to comply with FDA’s requirements, we will not be able to obtain approval for Gimoti and our ability to generate revenue will be materially impaired.

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

Delays in the completion of any future clinical trials for Gimoti could significantly affect our product development costs. We do not know whether any trials will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	FDA placing a clinical trial on hold;
•	subjects failing to remain in our trial at the rate we expect (for example, due to variable patient frequency and severity of disease and variability in gastric emptying testing);
•	subjects choosing an alternative treatment for the indication for which we are developing Gimoti, or participating in competing clinical trials;
•	subjects experiencing severe or unexpected drug-related adverse effects;
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

We plan to submit an NDA for Gimoti during the second quarter of 2018. However, we cannot provide any assurance as to whether or when we will submit an NDA, or whether or when we will obtain regulatory approval to commercialize Gimoti. We cannot, therefore, predict the timing of any future revenue. Because Gimoti is our only product candidate this risk is particularly significant for us. We cannot commercialize Gimoti until the appropriate regulatory authorities have reviewed and approved marketing applications for this product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for Gimoti. In addition, we may experience delays or the application may be rejected based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, in 2009 following an FDA review of metoclopramide spontaneous safety reports, FDA required a boxed warning be added to the metoclopramide product label concerning the chance of tardive dyskinesia, or TD, for patients taking these products. FDA requires a boxed warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Recently, the European Medicines Agency’s Committee on Medicinal Products for Human Use, or CHMP, has reviewed and has proposed labeling changes for marketed metoclopramide products in the European Union based on age, dosing guidelines or indications. Based on their assessment of the limited efficacy and safety data currently available to the CHMP, the CHMP recommended to the European Medicines Agency that indications with limited or inconclusive efficacy data, including GERD, dyspepsia and gastroparesis, be removed from the approved product label in the European Union. There can be no assurance as to whether FDA will re-review approved metoclopramide product labels as a result of any such regulatory actions in the European Union or otherwise. If marketing approval for Gimoti is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

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

Even if U.S. regulatory approval is obtained, FDA may still impose significant restrictions on Gimoti’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. For example, FDA has requested us to include a proposal for a post-marketing safety trial as part of our planned NDA submission. Gimoti will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

FDA has the authority to require a REMS as a condition of approval of an NDA or following approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In March 2009, FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products, including a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. In addition, FDA has requested we include a proposal for a risk mitigation strategy in our planned NDA submission. We intend to propose elements of a REMS and our proposal for a post-approval safety trial at the time of the NDA submission for Gimoti. At this time the elements of the REMS for Gimoti are unclear as there are varying levels of requirements that may include a Medication Guide, similar to the Reglan Tablet, and other elements, such as a communication plan and an implementation plan, designed to ensure safe use, as well as a timetable for submission of post-marketing assessments after the REMS is approved.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including FDA, which prohibits FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. Although certain positions at FDA may be exempt from the freeze, an under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

As of February 28, 2018, we had only seven full-time employees and, as a result, we rely on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis and manufacturing, as well as functioning as a public company. We also rely on a third-party CRO to manage the preparation and submission of our planned NDA, and any failure of such CRO to effectively manage the process could adversely affect the timing and quality of the NDA submission. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We do not own or operate manufacturing facilities for the production of any component of Gimoti, including metoclopramide, the nasal spray device or associated bottle, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and drug product for our clinical trials and pre-commercialization activities, and will continue to rely on such third parties for commercial production if Gimoti is approved for marketing. We are currently using, and relying on, single suppliers and single manufacturers for starting materials, the final drug substance and nasal spray delivery device for Gimoti, including Cosma S.p.A. as the sole-source supplier of metoclopramide and Thermo Fisher Scientific Inc., as the sole manufacturer of Gimoti.  Although potential alternative suppliers and manufacturers for some components have been identified, we have not qualified these vendors to date. If we were required to change vendors, it could result in a failure to meet regulatory requirements or projected timelines and necessary quality standards for successful manufacturing of the various required lots of material for our development and commercialization efforts.

If we change to other manufacturers in the future, FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to use, which could require new clinical studies, testing and compliance inspections, and the new manufactures would have to be educated in, or demonstrate successful technology transfer of, the processes necessary for the production of Gimoti.

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

We have no internal sales, marketing or distribution capabilities currently and we may not be able to effectively market, sell and distribute Gimoti, if approved.

Currently, we have no internal sales, marketing or distribution capabilities. If Gimoti ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that Gimoti will be approved, or engage third parties to provide these services. We have entered into an agreement with Syneos Health, Inc., or Syneos (formerly inVentiv Commercial Services LLC), to build our commercial infrastructure for the potential commercial launch of Gimoti, including to potentially retain, train and deploy a direct sales force, but we have no experience operating or managing a third-party sales force. There can be no assurance that the capabilities of the Syneos sales organization will be more effective than an internally developed sales organization. In addition, Syneos can terminate our agreement under certain circumstances. If Syneos fails to hire, train, and retain qualified sales personnel, market our product successfully or on a cost effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We will also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.

If we do perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	inability to attract and build an effective marketing department or sales force;
•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by Gimoti or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

If we are unsuccessful in building and managing a sales and marketing infrastructure internally or through a third-party partner for any approved product, we will have difficulty commercializing the product, which would adversely affect our business and financial condition.

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

Because we only had seven full-time employees as of February 28, 2018, we will need to grow our organization substantially to pursue the potential commercialization of Gimoti and to potentially conduct additional unplanned development activities. As we seek to commercialize Gimoti, we will need to expand our regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize Gimoti and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was signed into law.  The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act, among other things, increased the Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs and revised the definition of “average manufacturer price” for reporting purposes, which could further increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products, increased the number of entities eligible for discounts under the 340B program and included a 50% discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.” Substantial provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that President Trump’s administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with Affordable Care Act’s individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2025, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products, if approved.

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

Once our products are approved and we commence sales in the United States, we will also be required to comply with the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members. Manufacturers are required to report such data to the government by the 90th calendar day of each year. There are also several states with similar laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, and/or require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of Gimoti. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for Gimoti because third parties may view the development or commercialization risk of Gimoti as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

Our business and operations would suffer in the event of system failures, including cyberattacks.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development program for Gimoti and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture Gimoti and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed, or otherwise adversely affected.

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

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights. Any impairment of our intellectual property rights may materially affect our business.

We place considerable importance on obtaining patent protection for new technologies, products and processes because our commercial success will depend, in large part, on obtaining patent protection for new technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing our patents against third party competitors. To that end, we have acquired and will file applications for patents covering formulations containing or uses of Gimoti or our proprietary processes as well as other intellectual property important to our business. One of our patent families related to Gimoti was acquired from Questcor. The method of use patents in this patent family were not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, Questcor and other predecessors might not have given the same attention to the drafting and prosecution of these patents as we would have if we had been the owners of the patents and application and had control over the drafting and prosecution.

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

The patent rights we own covering Gimoti are directed to specific methods of use and formulations of metoclopramide. As a result, our ability to prevent others from marketing products related to Gimoti may be limited by the lack of patent protection for the active ingredient itself and other metoclopramide formulations may be developed by competitors. The active ingredient in Gimoti is metoclopramide. No patent protection is available for metoclopramide itself. As a result, competitors who develop and receive required regulatory approval for competing products using the same active ingredient as Gimoti may market their competing products so long as they do not infringe any of the method or formulation patents owned by us.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patent applications which may issue as patents that may be infringed by commercialization of Gimoti. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and would likely:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing Gimoti until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology; and/or
•	require us to enter into royalty or licensing agreements.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations into October 2018. This period could be shortened if there are any significant increases in planned spending on our Gimoti development program than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years related to completing development for Gimoti, and seeking regulatory approval from FDA to manufacture and commercialize Gimoti. Our net loss for the year ended December 31, 2017, was approximately $12.3 million. As of December 31, 2017, we had an accumulated deficit of approximately $71.0 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if Gimoti is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We will require substantial additional future capital in order to finance any additional development activities for Gimoti, including any requirements requested by FDA, as well as for pre-commercial activities, including marketing and manufacturing of Gimoti. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•

the need for, and the progress, costs and results of, any additional clinical trials of Gimoti required by FDA, including any additional trials FDA or other regulatory agencies may require evaluating the safety of Gimoti;

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

Some of these factors are outside of our control. We cannot provide any assurance that our existing capital will be sufficient to enable us to fund any additional clinical development required for Gimoti, and, in any event, we will need to raise additional capital to complete such clinical development, as well as to prepare to commercialize Gimoti should we receive product approval. We may need to raise additional funds in the near future for commercialization for Gimoti.

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, we currently may sell from time to time, at our option, up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, or FBR, as sales agent pursuant to an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with FBR.  Sales pursuant to the FBR Sales Agreement are registered pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on December 28, 2017. However, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 28, 2018, our public float was approximately $36.1 million which means we may only sell approximately $12.0 million of securities using our shelf registration statements.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.  In addition, FBR is permitted to terminate the Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $61.9 million and $41.7 million, respectively, and federal research and development credits of approximately $2.0 million which could be limited if we experience an “ownership change.” Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have reflected a write-down of our deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) due the reduction of the U.S. corporate income tax rate. Based on currently available information, we recorded a reduction of approximately $7.9 million in the fourth quarter of 2017 related to the revaluation of our deferred tax assets, which did not result in additional tax expense in the quarter as our deferred tax assets have a full valuation allowance. This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering in September 2013, there was no public market for our common stock. An active trading market may never develop or be sustained. If an active trading market does not develop or is not sustained, it may be difficult to sell shares of our common stock at a price that is desirable or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business. Since the commencement of trading in connection with our initial public offering in September 2013 through February 28, 2018, the sale price per share of our common stock on The Nasdaq Capital Market has ranged from a low of $1.35 to a high of $14.25.

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

Our stock price is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased the shares. The market price for our common stock may be influenced by many factors, including:

•	regulatory developments in the United States and foreign countries, including a potential NDA submission;
•	the timing, progress and results of any additional trials we may conduct, and the results of trials of our competitors or those of other companies in our market sector;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and 5% stockholders;
•	trading volume of our common stock;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

As of February 28, 2018, we had 15,493,368 shares of common stock outstanding. All of these shares are freely tradable without restriction in the public market, except for 2,555,192 shares that are held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of February 28, 2018, the holders of 1,509,789 shares of our common stock are entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. In addition, holders of 84,000 shares of common stock issuable upon the exercise of warrants are also entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following 2013, the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Unless we lose our status as an emerging growth company earlier, we will cease being an emerging growth company on December 31, 2018.  Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Capital Market since September 25, 2013 under the symbol “EVOK.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Capital Market for the period indicated:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$4.09	$2.20
Third Quarter	$3.69	$2.19
Second Quarter	$3.67	$2.40
First Quarter	$4.55	$1.87

Year Ended December 31, 2016
Fourth Quarter	$2.52	$1.35
Third Quarter	$11.11	$1.52
Second Quarter	$7.15	$4.57
First Quarter	$5.48	$2.37

Holders of Common Stock

As of February 28, 2018, there were 17 holders of record of our common stock.

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K and in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2017 and 2016, from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2017	2016
Statement of Operations Data:
Research and development	$7,137,493	$6,951,600
General and administrative	$4,093,189	$3,592,825
Change in fair value of warrant liability	$1,005,349	$(597,615)
Net loss	$(12,229,512)	$(10,544,425)
Net loss per common share, basic(1)	$(0.82)	$(1.15)
Net loss per common share, diluted(1)	$(0.90)	$(1.15)
Weighted-average shares outstanding, basic	14,897,885	9,338,068
Weighted-average shares outstanding, diluted	14,951,036	9,338,068
_____________________________________
(1)

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the historical net loss per share, basic and diluted, and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$7,679,267	$9,007,071
Working capital	$5,855,476	$7,871,106
Total assets	$7,941,864	$9,294,330
Current liabilities	$2,074,838	$1,411,673
Warrant liability	$3,701,279	$4,095,019
Accumulated deficit	$(71,038,655)	$(58,809,143)
Total stockholders' equity	$2,165,749	$3,787,638

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of people worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide and designed to provide systemic delivery of the molecule through the nasal mucosa.

In July 2016, we announced results from a Phase 3 clinical trial of Gimoti in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis.  The trial was a multicenter, randomized, double-blind, placebo-controlled, parallel group clinical trial to evaluate the efficacy, safety and population pharmacokinetics, or PK, of 10 mg Gimoti in adult female subjects with symptomatic diabetic gastroparesis and delayed gastric emptying scintigraphy, or GES.  Subjects received either Gimoti or placebo four times daily for 28 days. The primary endpoint was the change in symptoms from the baseline period to Week 4 as measured using a proprietary Patient Reported Outcome, or PRO, instrument. On a daily basis, subjects reported the frequency and severity of their gastroparesis signs and symptoms using a telephone diary. The subjects’ daily symptom scores were the basis for calculating their weekly scores using the PRO instrument. A total of 205 subjects were randomized in this trial. Results of the trial showed that Gimoti did not achieve its primary endpoint of a symptom improvement at Week 4 in the intent to treat, or ITT, population.

Although the Phase 3 trial failed to achieve its primary endpoint, Gimoti demonstrated efficacy in patients with moderate to severe symptoms at baseline, which included 105 of the 205 patients (51%) enrolled in the study. In these patients with higher symptom severity, statistically significant benefits were demonstrated for those treated with Gimoti versus those receiving placebo. These statistically significant benefits were observed at Weeks 1, 2 and 3 in the ITT population and at all four weeks in the per protocol population. There were also clinically and statistically significant improvements in nausea and upper abdominal pain, two of the more severe and debilitating symptoms of gastroparesis, at all four weeks.

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

In December 2016, we had another pre-new drug application, or pre-NDA, meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  In March 2017, we had a type A meeting with FDA to finalize the design of the comparative exposure PK trial and reach agreement on certain other chemistry, manufacturing and controls-related items associated with the proposed NDA submission.

In October 2017, we announced positive topline results from the comparative exposure PK trial. The objective of the trial was to identify a dose of Gimoti that met the criteria for bioequivalence compared to the Reglan Tablets after nasal and oral administration to healthy volunteers under fasted conditions.

The comparative exposure PK trial was an open label, 4-way crossover and enrolled 108 healthy male and female volunteers who each received one Reglan Tablet dose and three different doses of Gimoti in a random sequence.  Following discussions at pre-NDA meetings with FDA, we planned to select a Gimoti dose based on criteria that includes a 90% confidence interval for the ratio of area under the plasma concentration curve, or AUC, falling within the exposure equivalence range of 80-125% of Reglan Tablets. Though only one dose was needed to meet the dose selection criteria, the comparative exposure PK trial was designed to test three different strengths of Gimoti. Based on results of the study, two of the three doses tested met the dose selection criteria for the pooled data in women and men.  The maximum observed plasma concentration, or Cmax, for Gimoti was slightly lower than the equivalence range, but was anticipated and had been previously discussed with FDA as a likely outcome given the different route of administration and prior Gimoti PK trial results.  Additionally, data showed the AUC and Cmax increased in a dose related manner across all three strengths tested.  Relative to safety, all Gimoti doses were well tolerated with no clinically significant adverse events reported following any of the doses.

Additional analysis of the PK data by sex revealed statistically significant differences in exposure between women and men given the same metoclopramide dose (nasal and oral).  Based on this further analysis of results from the comparative exposure PK trial, statistically significantly lower AUC’s were found in men compared to women.  The findings were not explicitly attributable to differences in body mass index, or BMI, or weight. Similarly sex-based differences were observed in a previous healthy volunteer study we conducted, irrespective of the route of metoclopramide administration (nasal, oral and IV).

In the most recent comparative exposure PK trial, results for women independently met equivalence criteria for AUC0-inf and AUC0-t at the tested Gimoti dose to be proposed in the NDA. We plan to submit our NDA for a female-only indication based on a dose in women with equivalent exposure to Reglan Tablets and will submit supporting efficacy and safety data from our Phase 2b and Phase 3 trials, specifically for women, at doses similar or lower than the dose to be proposed in the NDA.

In parallel, we recently held a pre-NDA meeting with FDA to discuss and clarify its expectations of items being prepared for inclusion in the NDA for Gimoti. The planned NDA will include our proposal for a risk management strategy and a post-approval safety study that will be designed to confirm prior safety findings and rule-out possible differences in side effects compared to the Reglan Tablet over 8 weeks. We expect to discuss the details of the post-marketing safety trial with FDA during the NDA review process. With the new sex-based PK findings, and to incorporate the feedback received by FDA at the most recent pre-NDA meeting, we expect to file the Gimoti NDA in the second quarter of 2018.

In March 2018, we announced that FDA granted the Company’s request for a small business waiver of the Prescription Drug User Fee Act, or PDUFA, fee of approximately $2.4 million for its 505(b)(2) NDA for Gimoti.

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

As of December 31, 2017 we had cash and cash equivalents of approximately $7.7 million. We believe our existing cash and cash equivalents will be sufficient to fund our operations into October 2018.  Current funds on hand are intended to fund pre-approval and pre-commercialization activities for Gimoti, including the planned NDA submission, and for working capital and general corporate purposes.

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

This warrant liability is subject to remeasurement at each balance sheet date and we recognize any change in the fair value of the warrant liability in the statement of operations.  We will continue to adjust the carrying value of the warrants for changes in the estimated fair value until the earlier of the modification, exercise or expiration of the warrants.  At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders’ equity.  We anticipate that the value of the warrants could fluctuate from quarter to quarter and that such fluctuation could have a material impact on our financial statements from quarter to quarter and year to year.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions. The expected life of options was calculated using the simplified method, which calculates the life as the average of the contractual term of the stock option and the vesting period of the option. Due to our limited historical data as a public company, the estimated volatility is calculated based upon our historical volatility and comparable companies whose share prices are publicly available for a sufficient period of time. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued. We granted options to purchase 856,000 and 414,000 shares of common stock in 2017 and 2016, respectively.

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

Other Information

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the tax legislation commonly known as the Tax Cuts and Jobs Act, or the Act.  The effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law.  The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. As a result of this rate change, we have revalued our deferred tax assets at December 31, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Based on currently available information, we recorded a reduction of approximately $7.9 million in the fourth quarter of 2017 related to the revaluation of our deferred tax assets, which did not result in additional tax expense in the quarter as our deferred tax assets have a full valuation allowance.  This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS.  Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

Net Operating Loss Carryforwards

As of December 31, 2017, we had federal and California tax net operating loss carryforwards of approximately $61.9 million and $41.7 million, respectively. The federal and California net loss carryforwards will begin to expire in 2027 and 2017, respectively, unless previously utilized. As of December 31, 2017, we also had federal and California research and development tax credit carryforwards of $2.0 million and $1.2 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely.

Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.  We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or IPO, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Unless we lose our status as an emerging growth company earlier, we will cease being an emerging growth company on December 31, 2018.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,		Increase/
	2017	2016	(Decrease)
Research and development	$7,137,493	$6,951,600	$185,893
General and administrative	$4,093,189	$3,592,825	$500,364
Other expense	$998,830	$204,106	$794,724

Research and Development Expenses. Research and development expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 increased by approximately $186,000. During 2017, we prepared for and conducted our comparative exposure PK trial, which included product development activities and manufacturing Gimoti for such trial.  In addition, we continued our work related to the preparation of an NDA.  Costs incurred in 2017 included approximately $2.5 million for wages, taxes and employee insurance, including approximately $820,000 of stock-based compensation expense, approximately $2.2 million of clinical trial costs, approximately $1.4 million related to manufacturing costs and approximately $1 million related to costs associated with the preparation of the NDA.  Costs incurred in 2016 included approximately $3.7 million related to conducting and analyzing data related to the Phase 3 clinical trials, approximately $2.3 million for wages, taxes and employee insurance, including approximately $698,000 of stock-based compensation expense, and approximately $860,000 related to costs associated with the preparation of an NDA.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 increased by approximately $500,000. Costs incurred in 2017 primarily included approximately $2.0 million for wages, taxes and employee insurance, including approximately $1.0 million of stock-based compensation expense, and approximately $1.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2016 primarily included approximately $1.9 million for wages, taxes and employee insurance, including approximately $1.0 million of stock-based compensation expense, and approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses. Other expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 increased by approximately $795,000.  In 2017, the change in fair value of warrant liability resulted in an expense of approximately $1 million. The warrant liability is subject to remeasurement at each reporting period and we recognize any change in the fair value of the warrant liability in the statement of operations.  We anticipate that the value of the warrants could fluctuate from quarter to quarter and that such fluctuation could have a material impact on our financial statements from quarter to quarter and year to year. Other expenses for the year ended December 31, 2016, included an expense of approximately $534,000 related to equity financings and approximately $268,000 of interest expense incurred on our former outstanding debt with Square 1.  These expenses were offset by approximately $598,000 in income from the change in the fair value of the warrant liability.

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

In April 2016, we entered into an At Market Issuance Sales Agreement, or the FBR Sales Agreement, with B. Riley FBR, Inc. (as successor by merger to FBR Capital Markets & Co.), or FBR, and filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of 649,074 shares of our common stock through FBR as the sales agent.  Through December 31, 2016, we sold 56,000 shares of common stock and received net proceeds of approximately $296,000 under the FBR Sales Agreement.

In November 2017, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC on November 13, 2014, which registration statement expired in November, 2017. The replacement shelf registration was declared effective by the SEC in December 2017. In November 2017, we also entered into an amendment, or the Amendment, to the FBR Sales Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of $16 million worth of shares of our common stock through FBR, as sales agent. The Amendment provides, among other things, that sales under the FBR Sales Agreement will be made pursuant to the replacement registration statement, including the base prospectus filed as part of such registration statement. The SEC declared this registration statement effective on December 28, 2017.

Future sales under the FBR Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs. There can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

We will not be able to make future sales of our common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations. We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 28, 2018, our public float was approximately $36.1 million, which means we may only sell approximately $12.0 million of securities using shelf registration statements. We have sold 79,758 shares of common stock at a weighted average price of $2.08 per share under the baby shelf rules in the twelve-month period ended February 28, 2018 and have received approximately $160,000, net of commissions and fees.  The Company currently has the capacity to issue up to approximately $11.9 million worth of additional shares of common stock pursuant to the FBR Sales Agreement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease.

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

In February 2017, an institutional investor from our July 2016 financing converted its warrant to purchase 526,315 shares of our common stock by a “cashless” exercise and received 211,860 shares of our common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants were adjusted to their fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to Additional Paid-in Capital.  Subsequent to this transaction, warrants to purchase 2,449,129 shares of our common stock remain classified as a liability.

In February and March 2017, we completed the sale of 2,775,861 shares of our common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to us of approximately $8.0 million.  After deducting underwriting discounts and commissions, and offering expenses paid by us, the net proceeds to us from this offering was approximately $7.3 million.

In August 2016, we repaid in full the entire $4.5 million of outstanding principal and interest under the Loan and Security Agreement, dated as of May 28, 2014, as amended, or the Loan Agreement, between us and Square 1.  In connection with such repayment, the Loan Agreement was terminated, and all security, liens or other encumbrances on assets of ours were released.

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

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2017 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations into October 2018.  This period could be shortened if there are any significant increases in planned spending on our Gimoti development program, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, completion of a planned NDA submission, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	continue the pre-approval and pre-commercialization activities for Gimoti, including the preparation of the NDA;
•	prepare for and complete further clinical development, if necessary;

•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

Although our current cash and cash equivalents are expected to be sufficient to fund our operations into October 2018, it may not be sufficient to complete any additional development requirements requested by FDA.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further described below, including the costs associated with completing and submitting the Gimoti NDA and the extent of any additional clinical development required by FDA.  We anticipate that we will seek to fund our operations through public or private equity, debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(8,716,905)	$(8,707,742)
Net cash provided by financing activities	$7,389,101	$9,023,658
Net increase (decrease) in cash and cash equivalents	$(1,327,804)	$315,916

Operating Activities. The primary use of our cash has been to fund our clinical research and other general operations. The cash used in operating activities during 2017 was primarily related to preparing for and conducting our comparative exposure PK clinical trial, analyzing the data from that trial, the manufacture of Gimoti for such trial, and the preparation of our NDA.  We expect that cash used in operating activities will continue in 2018 related to the completion and filing of the NDA, as well as to pre-approval and pre-commercialization activities.

Financing Activities. During the year ended December 31, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861 shares of common stock in an underwritten public offering.  In addition, we received proceeds of approximately $135,000 from the sale of 75,529 shares of common stock through our employee stock purchase plan, or ESPP.  During the year ended December 31, 2016, we received net proceeds of approximately $13.2 million from the sale of 5,048,632 shares of common stock and 2,975,444 warrants to purchase our common stock.  In addition, we received net proceeds of approximately $355,000 from the sale of 56,000 shares of common stock pursuant to the FBR Sales Agreement and the sale of 34,067 shares of common stock through our ESPP. These net proceeds from the sales of common stock were offset by the repayment of the $4.5 million Square 1 loan.

We believe that our existing cash and cash equivalents as of December 31, 2017, together with interest thereon, will be sufficient to meet our anticipated cash requirements into October 2018. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•	we may not be able to establish commercial-scale manufacturing capabilities.

Off-Balance Sheet Arrangements

Through December 31, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2017, future minimum lease payments for our facility lease are approximately $139,000 for the year ending December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2017 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our cash and cash equivalents, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017 and 2016.

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

As required by Securities and Exchange Commission Rule 13a-15(b), as of December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

1. Financial Statements. The following financial statements of Evoke Pharma, Inc., together with the report thereon of BDO USA, LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules.

None.

3. Exhibits.

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

(b) See Exhibit Index.

(c) See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Evoke Pharma, Inc.

Solana Beach, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evoke Pharma, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 7, 2018

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$7,679,267	$9,007,071
Prepaid expenses	251,046	267,711
Other current assets	—	7,997
Total current assets	7,930,313	9,282,779
Other assets	11,551	11,551
Total assets	$7,941,864	$9,294,330

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,048,927	$478,223
Accrued compensation	1,025,911	933,450
Total current liabilities	2,074,838	1,411,673
Warrant liability	3,701,277	4,095,019
Total liabilities	5,776,115	5,506,692

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2017 and 2016; issued and outstanding shares — 0 at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2017 and 2016; issued and outstanding shares — 15,413,610 and 12,350,360 at December 31, 2017 and 2016, respectively	1,541	1,235
Additional paid-in capital	73,202,863	62,595,546
Accumulated deficit	(71,038,655)	(58,809,143)
Total stockholders' equity	2,165,749	3,787,638
Total liabilities and stockholders' equity	$7,941,864	$9,294,330

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2017	2016
Operating expenses:
Research and development	$7,137,493	$6,951,600
General and administrative	4,093,189	3,592,825
Total operating expenses	11,230,682	10,544,425
Loss from operations	(11,230,682)	(10,544,425)
Other income (expense):
Interest income (expense), net	6,519	(268,029)
Financing costs related to warrant liability	—	(533,692)
Change in fair value of warrant liability	(1,005,349)	597,615
Total other expense, net	(998,830)	(204,106)
Net loss	$(12,229,512)	$(10,748,531)
Net loss per share of common stock, basic	$(0.82)	$(1.15)
Net loss per share of common stock, diluted	$(0.90)	$(1.15)
Weighted-average shares used to compute basic net loss per share	14,897,885	9,338,068
Weighted-average shares used to compute diluted net loss per share	14,951,036	9,338,068

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	7,201,774	$720	$51,524,821	$(48,060,612)	$3,464,929
Stock-based compensation expense	—	—	1,706,524	—	1,706,524
Issuance of common stock from At-The-Market offering, net	56,000	6	256,107	—	256,113
Issuance of common stock from employee stock purchase plan	34,067	3	98,739	—	98,742
Issuance of common stock from warrant exercise	9,887	1	(1)	—	—
Issuance of common stock and warrants, net	5,048,632	505	8,802,531	—	8,803,036
Reclassification of warrant liability due to warrant amendment	—	—	206,825	—	206,825
Net loss	—	—	—	(10,748,531)	(10,748,531)
Balance at December 31, 2016	12,350,360	1,235	62,595,546	(58,809,143)	3,787,638
Stock-based compensation expense	—	—	1,819,431	—	1,819,431
Issuance of common stock from employee stock purchase plan	75,529	7	134,746	—	134,753
Issuance of common stock from warrant exercise	211,860	21	(21)	—	—
Issuance of common stock, net	2,775,861	278	7,254,070	—	7,254,348
Reclassification of warrant liability due to warrant exercise	—	—	1,399,091	—	1,399,091
Net loss	—	—	—	(12,229,512)	(12,229,512)
Balance at December 31, 2017	15,413,610	$1,541	$73,202,863	$(71,038,655)	$2,165,749

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Operating activities
Net loss	$(12,229,512)	$(10,748,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,819,431	1,706,524
Non-cash interest	—	120,889
Financing costs allocated to warrant liability	—	533,692
Change in fair value of warrant liability	1,005,349	(597,615)
Change in operating assets and liabilities:
Prepaid expenses and other assets	24,662	554,014
Accounts payable and accrued expenses	663,165	(276,715)
Net cash used in operating activities	(8,716,905)	(8,707,742)

Financing activities
Payment on bank loan	—	(4,500,000)
Proceeds from issuance of common stock, net	7,389,101	354,855
Proceeds from issuance of common stock and warrants, net	—	13,168,803
Net cash provided by financing activities	7,389,101	9,023,658
Net increase (decrease) in cash and cash equivalents	(1,327,804)	315,916
Cash and cash equivalents at beginning of period	9,007,071	8,691,155
Cash and cash equivalents at end of period	$7,679,267	$9,007,071

Supplemental disclosure of cash flow information
Interest paid	—	$169,813

Non-cash financing activities
Fair value of warrants issued to placement agent	—	$369,863

Reclassification of warrant liability to equity due to exercise of warrants	$1,399,091	—

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

Clinical Trial Results

In July 2016, the Company announced topline results from its Phase 3 clinical trial that evaluated the efficacy and safety of Gimoti™ (formerly known as EVK-001) in women with symptoms associated with diabetic gastroparesis. In this study, Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.

In December 2016, the Company had a pre-New Drug Application (“pre-NDA”) meeting with the U.S. Food and Drug Administration (“FDA”), in which FDA agreed that a comparative exposure pharmacokinetic (“PK”) trial was acceptable as a basis for submission of a Gimoti new drug application (“NDA”). The comparative exposure PK trial will serve as a portion of the full 505(b)(2) data package to include prior efficacy and safety data developed by the Company and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.

In March 2017, the Company met with FDA to discuss the design of the comparative exposure PK trial and certain other chemistry, manufacturing and controls related items associated with the proposed NDA submission.  In October 2017, the Company announced positive topline results from the comparative exposure PK trial. The objective of the trial was to identify a dose of Gimoti that met the criteria for bioequivalence compared to the Reglan Tablets after nasal and oral administration to healthy volunteers under fasted conditions. Based on these results, the Company expects to submit the Gimoti NDA to FDA in the second quarter of 2018.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of its sole product, Gimoti.  The Company ended 2017 with approximately $7.7 million in cash and cash equivalents, and the Company anticipates that it will continue to incur losses from operations due to a planned NDA submission for Gimoti, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued.

The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In its report on the Company’s financial statements for the year ended December 31, 2017, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes that its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations into October 2018. The Company will need to raise additional debt or equity financing to fund future operations.  There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

The Company relies on a contract research organization (“CRO”) to manage the preparation and submission of the planned NDA.  If this CRO is unable to continue the management of the NDA preparation, the delays could adversely affect the timing of the Company’s NDA submission with FDA.

In addition, the Company relies on third-party manufacturers for the production of its drug candidate. If the third-party manufacturers are unable to continue manufacturing the Company’s drug candidate, or if the Company loses one of its sole source suppliers used in its manufacturing processes, the Company may not be able to meet any development needs or commercial supply demand for Gimoti, if approved by FDA, and the development and/or commercialization of Gimoti could be materially and adversely affected.

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

This warrant liability is subject to remeasurement at each balance sheet date and the Company recognizes any change in the fair value of the warrant liability in the statement of operations. The Company will continue to adjust the carrying value of the warrants for changes in the estimated fair value until the earlier of the modification, exercise or expiration of the warrants.  At that time, the liabilities will be reclassified to additional paid-in capital, a component of stockholders’ equity. The Company anticipates that the value of the warrants could fluctuate from quarter to quarter and that such fluctuation could have a material impact on the Company’s financial statements.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common shares outstanding for the years ended December 31, 2017 and 2016. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year Ended December 31,
	2017	2016
Common stock subject to repurchase	45,000	45,000
Warrants to purchase common stock	2,744,500	3,323,876
Common stock options	2,131,624	1,275,624
Employee stock purchase plan	27,785	43,752
Total excluded securities	4,948,909	4,688,252

For the years ended December 31, 2017 and 2016, dilutive shares of 53,061 and 0, respectively, related to the outstanding warrants, were included in the diluted net loss per share of common stock calculation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As discussed in Note 4, the Company’s only significant lease is its facility lease, which expires on December 31, 2018. Until the current lease is extended, or a new lease is entered into, the Company is uncertain as to the impact of its pending adoption of the new standard on the Company’s financial statements.

3. Debt

On August 4, 2016, the Company repaid in full the $4.5 million of outstanding principal and interest under the Loan and Security Agreement, dated as of May 28, 2014, as amended (the “Loan Agreement”), between the Company and Square 1 Bank, a division of Pacific Western Bank (“Square 1”).  In connection with such repayment, the Loan Agreement was terminated, and all security, liens or other encumbrances on assets of the Company were released.

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

Total interest incurred under the loan and security agreements for the years ended December 31, 2017 and 2016 was $0 and $148,500, respectively.

4. Commitments

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017 with an expiration date of December 31, 2018. The Company has an option to extend the lease for an additional two years subject to specified prior written notice. The lease contains annual rent increases.

Rent expense for 2017 and 2016 was approximately $135,000 and $116,000, respectively. The Company also pays pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2017, the Company has future minimum lease payments under its facility lease in 2018 of approximately $139,000.

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

6. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2017 or 2016.

Common Stock

As of December 31, 2017, there were 15,413,610 shares of common stock outstanding.  Each share of common stock is entitled to one vote.  The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company.  To date, no dividends have been declared.

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

Sale of Common Stock in Public Offering

In February and March 2017, the Company completed the sale of 2,775,861 shares of its common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to the Company of approximately $8.0 million.  After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company from this offering was approximately $7.3 million.

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

In November 2017, the Company filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through FBR as a sales agent.  The Company did not sell any shares of common stock through the FBR Sales Agreement during 2017. Through February 28, 2018, the Company sold 79,758 shares of common stock at a weighted average price per share of $2.08 pursuant to the FBR Sales Agreement and received net proceeds of approximately $160,000, net of commissions and fees. The Company currently has the capacity to issue up to approximately $11.9 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K, or Form 10-K, the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules. As of February 28, 2018, the Company’s public float was approximately $36.1 million, based on 12,938,176 shares of outstanding common stock held by non-affiliates and at a price of $2.79 per share, which was the last reported sale price of the Company’s common stock on The Nasdaq Capital Market on January 29, 2018. As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.  If the

Company’s public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.

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

Warrants

The Company has issued warrants to purchase common stock to banks that have loaned funds to the Company, as well as to representatives of the underwriters of the Company’s initial public offering and certain of its affiliates.  A summary of the Company’s warrant activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2016	3,323,876	$3.29	4.96
Issued	—	—	—
Exercised	(526,315)	$2.41	4.07
Expired/Forfeited	—	—	—
Outstanding at December 31, 2017	2,797,561	$3.46	3.94

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

As a result of the annual increases since the 2013 Plan originated, and the increase of stock options reserved under the Restated Plan approved by the Company’s stockholders in April 2016, the Company has increased the number shares reserved for issuance under the 2013 Plan by 1,276,425 shares.  As of December 31, 2017, 72,801 options remain available for future grant under the 2013 Plan.  On January 1, 2018, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 300,000 shares, making 372,801 options available for future grant under the 2013 Plan.

Options granted under the 2007 Plan and 2013 Plan have ten year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 856,000 and 414,000 shares of common stock in 2017 and 2016, respectively. The exercise price of all options granted during the years ended December 31, 2017 and 2016 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2007 Plan and 2013 Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2016	1,275,624	$4.04	8.34	$191,160
Granted	856,000	$2.45	9.13	—
Exercised	—	—	—	—
Expired/Forfeited/Exchanged	—	—	—	—
Outstanding at December 31, 2017	2,131,624	$3.40	8.06	$219,480
Vested and expected to vest at December 31, 2017	2,131,624	$3.40	8.06	$219,480
Exercisable at December 31, 2017	1,111,270	$4.08	7.38	$219,480

The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $2.26 and $2.02 at December 31, 2017 and 2016, respectively, and the contractual exercise price.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2017 and 2016, was $1.87 and $2.04, respectively.

The 2007 Plan permits the early exercise of options, but the Company has the option to repurchase any unvested shares at the original purchase price (the exercise price paid by the purchaser) upon any voluntary or involuntary termination. The shares of common stock issued from the exercise of stock options are restricted and vest over time or on the achievement of certain milestones. Any unvested shares immediately vest in the event of termination for reasons other than cause, and vesting accelerates in the event of a merger, sale, or other change in control of the Company. Of the total 332,000 stock options exercised, 287,000 were vested as of December 31, 2017 and 2016. The remaining 45,000 exercised stock options vest upon the submission of the NDA for Gimoti.

There were no options exercised in 2017 and 2016.

The Company had the following nonvested options under the 2007 Plan and 2013 Plan:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	690,961	$3.34
Granted	856,000	$2.45
Vested	(526,607)	$3.22
Expired/Forfeited/Exchanged	—	—
Nonvested at December 31, 2017	1,020,354	$2.65

Employee Stock Purchase Plan

On June 13, 2013, the Company’s board of directors adopted the ESPP, and the Company’s stockholders approved the ESPP on August 29, 2013. The ESPP became effective on the day prior to the effectiveness of the IPO. The ESPP permits participants to purchase the Company’s common stock at 85% of the fair market value through payroll deductions of up to 20% of their eligible compensation. A total of 30,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP has been annually increased on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of: (i) 30,000 shares; (ii) one percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine.

On May 3, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 100,000 shares (to an aggregate of 1,250,000 shares), to increase the annual evergreen provision from 30,000 shares to 100,000 shares, and to extend the term of the ESPP into 2027.  As a result, the Company increased the number shares reserved for issuance under the ESPP by 220,000 shares since the inception of the ESPP.  As of December 31, 2017, 91,934 shares remain available for future issuance under the ESPP. On January 1, 2018, the Company further increased the number of shares reserved for future issuance under the ESPP by 100,000 shares, making 191,934 shares available for future issuance under the ESPP after that increase.

Payroll withholdings from the Company’s employees of approximately $135,000 and $99,000 resulted in the issuance of 75,529 and 34,067 shares of common stock through its ESPP during the years ended December 31, 2017 and 2016, respectively.

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Risk free interest rate	0.79% - 1.10%	0.47% - 0.50%
Expected term	6 months	6 months
Expected volatility of common stock	37.60% - 99.23%	83.83% - 212.80%
Expected dividend yield	0.0%	0.0%

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

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for options grants during the two years ended December 31, 2017:

	Year Ended December 31,
	2017	2016
Risk free interest rate	1.93% - 2.16%	1.25% - 1.58%
Expected option term	5.5 - 6.0 years	5.3 - 6.0 years
Expected volatility of common stock	94.05% - 98.23%	74.44 - 75.91%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Year Ended December 31,
	2017	2016
Research and development	$819,815	$698,032
General and administrative	999,616	1,008,492
Total stock-based compensation expense	$1,819,431	$1,706,524

As of December 31, 2017, there was approximately $1.7 million of unrecognized compensation costs related to outstanding employee and board of director options, which is expected to be recognized over a weighted average period of 1.13 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Stock options issued and outstanding	2,131,624	1,275,624
Authorized for future option grants	72,801	628,801
Warrants to purchase common stock	2,797,561	3,323,876
Authorized for employee stock purchase plan	91,934	37,463
Total common stock reserved for future issuance	5,093,920	5,265,764

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

The Company has classified the warrants as a liability and has remeasured the liability to estimated fair value at December 31, 2017 and 2016, using the Black Scholes option valuation model with the following assumptions:

	December 3l,
	2017	2016
Risk-free interest rate	2.09%	1.93%
Expected volatility	100.39%	94.19%
Expected term	4.08 years	5.08 years
Expected dividend yield	0.0%	0.0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Balance
Warrant liability	$-	$-	$3,701,277	$3,701,277
Total	$-	$-	$3,701,277	$3,701,277

The following table presents a reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Beginning balance of warrant liability	$4,095,019	$-
Issuance of warrants	-	4,899,459
Change in fair value upon re-measurement	1,005,349	(597,615)
Reclassification to Additional Paid-in Capital due to warrant amendment	-	(206,825)
Reclassification to Additional Paid-in Capital due to warrant exercise	(1,399,091)	-
Ending balance of warrant liability	$3,701,277	$4,095,019

There were no transfers between Level 1 and Level 2 in any of the periods reported.

8. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age.  Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2017 and 2016, the Company adopted Safe Harbor 401(k) provisions.  In order to maintain the Plan’s compliance with Internal Revenue Service regulations, approximately $3,700 was contributed to the accounts of certain employees for the year ended December 31, 2016 and approximately $3,500 will be contributed to the accounts of certain employees for the year ended December 31, 2017.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheet at December 31, 2017. The Company has an uncertain tax position of $1.9 million related to California net operating losses at December 31, 2017. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities.

On December 22, 2017, President Trump signed into law the tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”).  The effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law.  The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. As a result of this rate change, the Company has revalued its deferred tax assets at December 31, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to faxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Based on currently available information, the Company recorded a reduction of approximately $7.9 million in the fourth quarter of 2017 related to the revaluation of its deferred tax assets, which did not result in additional tax expense in the quarter as the Company’s deferred tax assets have a full valuation allowance. This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	(%)	(%)
Federal statutory rate	34	34
Warrant liability FMV adjustment	(8)	6
Stock issuance costs	—	(5)
Research and development credits	3	3
Removal of net operating loss and other credits	33	(33)
Impact of federal tax rate change	(65)	—
Stock compensation and other permanent items	3	(5)
Effective income tax rate	—	—

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $15.9 million and a research and development credit of approximately $3.0 million generated through December 31, 2017 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Acquired technology	$103,000	$201,000
Stock compensation expense	490,000	539,000
Accruals and other	216,000	130,000
Total deferred tax assets	809,000	870,000
Less valuation allowance	(809,000)	(870,000)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company has federal and California net operating loss carryforwards of approximately $61.9 million and $41.7 million, respectively. The federal and California loss carryforwards begin to expire in 2027 and 2017, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $2.0 million and $1.2 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2017 and 2016 are as follows:

	2017	2016
Beginning balance of unrecognized tax benefits	$1,961,595	—
Additions based on tax positions of prior years	—	$1,961,595
Ending balance of unrecognized tax benefits	$1,961,595	$1,961,595

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

10. Subsequent Events

For the purposes of the financial statements as of December 31, 2017 and the year then ended, the Company has evaluated subsequent events through the date the audited annual financial statements were issued.  The Company has concluded that no subsequent event has occurred other than what has been disclosed.

11. Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2017 and 2016 are as follows:

	For the Quarters Ended
	March 31,	June 30,		September 30,	December 31,
2017
Research and development expense	$770,686	$2,017,569		$2,717,698	$1,631,540
General and administrative expense	$1,209,570	$871,979		$984,047	$1,027,594
Change in fair value of warrant liability	$3,072,747	$(1,261,912)		$1,544,138	$(2,349,624)
Net loss	$(5,052,039)	$(1,625,969)		$(5,243,061)	$(308,443)
Net loss per common share, basic (1)	$(0.37)	$(0.11)		$(0.34)	$(0.02)
Net loss per common share, diluted (1)	$(0.37)	$(0.13)	(2)	$(0.34)	$(0.07)
Weighted average shares outstanding, basic	13,528,311	15,343,325		15,351,295	15,368,610
Weighted average shares outstanding, diluted	13,528,311	15,420,954		15,351,295	15,503,583

2016
Research and development expense	$2,015,076	$2,095,149		$1,339,343	$1,502,032
General and administrative expense	$1,137,753	$802,655		$830,092	$822,325
Change in fair value of warrant liability	—	—		$198,945	$(796,560)
Net loss	$(3,225,409)	$(2,970,498)		$(3,025,281)	$(1,527,343)
Net loss per common share, basic and diluted (1)	$(0.45)	$(0.41)		$(0.29)	$(0.12)
Weighted average shares outstanding, basic and diluted	7,168,005	7,217,577		10,614,692	12,305,360

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.
(2)

Net loss per common share, diluted, for the quarter ended June 30, 2017 was revised from ($0.19) to ($0.13) to correct the computation of diluted loss per share under the treasury stock method.  No adjustments were made to any other quarters.

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

4.5(10)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.6(11)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.7 (12)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

10.1(4)	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(4)#	2007 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.4(1)#	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.5(5)#	2013 Employee Stock Purchase Plan

10.6(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.7(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.8†(6)	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.9(7)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.10(8)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 28, 2016

10.11(9)	2013 Equity Incentive Award Plan, as amended and restated, effective April 27, 2016

10.12(10)	Form of Securities Purchase Agreement dated as of July 20, 2016 by and between the Company and certain investors party thereto

10.13(10)	Engagement Letter dated as of July 19, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.14(11)	Form of Securities Purchase Agreement dated as of July 29, 2016 by and between the Company and certain investors party thereto

10.15(11)	Engagement Letter dated as of July 29, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.16(13)	Standard Office Lease, dated as of December 19, 2016, between the Company and SB Corporate Centre III-IV, LLC

10.17(13)#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio

10.18(13)#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson

Exhibit Number	Description of Exhibit

10.19(14)	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 25, 2017

10.20(15)†	Master Services Agreement made as of January 27, 2014, between the Company and Spaulding Clinical Research, LLC and Work Order dated as of April 17, 2017 thereunder

10.21†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited

10.22(16)	Amendment No. 1 to At Market Issuance Sales Agreement, effective as of November 14, 2017, between the Company and B. Riley FBR, Inc.

10.23†(17)	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(3)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 2, 2013.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 10, 2016.
(9)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2016.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 20, 2016.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2017.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2017.
(16)	Incorporated by reference to Company’s Registration Statement on Form S-3 filed with the SEC on November 14, 2017
(17)	Incorporated by reference to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.
#	Management contract or compensatory plan or arrangement.
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

EVOKE PHARMA, INC.

Date: March 7, 2018	By:	/s/ David A. Gonyer
David A. Gonyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2018
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	Executive Vice President, Chief Business Officer, Treasurer	March 7, 2018
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 7, 2018
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 7, 2018
Todd C. Brady, M.D., Ph.D.

/s/ Scott L. Glenn	Director	March 7, 2018
Scott L. Glenn

/s/ Malcolm R. Hill, Pharm. D.	Director	March 7, 2018
Malcolm R. Hill, Pharm. D.

/s/ Ann D. Rhoads	Director	March 7, 2018
Ann D. Rhoads

/s/ Kenneth J. Widder, M.D.	Director	March 7, 2018
Kenneth J. Widder, M.D.