Form 10-Q
period 2018-03-31
Evoke Pharma Inc
filed 2018-05-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the registrant had 16,774,817 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,405,944	$7,679,267
Prepaid expenses	167,364	251,046
Other current assets	11,551	—
Total current assets	5,584,859	7,930,313
Other assets	—	11,551
Total assets	$5,584,859	$7,941,864

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$545,975	$1,048,927
Accrued compensation	649,618	1,025,911
Total current liabilities	1,195,593	2,074,838
Warrant liability	—	3,701,277
Total liabilities	1,195,593	5,776,115

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 15,682,480 and 15,413,610 at March 31, 2018 and December 31, 2017, respectively	1,568	1,541
Additional paid-in capital	77,409,139	73,202,863
Accumulated deficit	(73,021,441)	(71,038,655)
Total stockholders' equity	4,389,266	2,165,749
Total liabilities and stockholders' equity	$5,584,859	$7,941,864

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$1,385,366	$770,686
General and administrative	1,032,245	1,209,570
Total operating expenses	2,417,611	1,980,256
Loss from operations	(2,417,611)	(1,980,256)
Other income (expense):
Interest income	1,433	964
Change in fair value of warrant liability	433,392	(3,072,747)
Total other income (expense), net	434,825	(3,071,783)
Net loss	$(1,982,786)	$(5,052,039)

Net loss per share of common stock, basic and diluted	$(0.13)	$(0.37)

Weighted-average shares used to compute basic and diluted net loss per share	15,427,037	13,528,311

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(1,982,786)	$(5,052,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	393,775	464,158
Change in fair value of warrant liability	(433,392)	3,072,747
Change in operating assets and liabilities:
Prepaid expenses and other assets	83,682	104,184
Accounts payable and accrued expenses	(879,245)	(275,862)
Net cash used in operating activities	(2,817,966)	(1,686,812)

Financing activities
Proceeds from issuance of common stock, net	544,643	7,334,739
Net cash provided by financing activities	544,643	7,334,739
Net increase (decrease) in cash and cash equivalents	(2,273,323)	5,647,927
Cash and cash equivalents at beginning of period	7,679,267	9,007,071
Cash and cash equivalents at end of period	$5,405,944	$14,654,998

Non-cash financing activities
Reclassification of warrant liability to equity due to exercise of warrants	—	$1,399,091

Reclassification of warrant liability to equity due to amendment of warrants	$3,267,885	—

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

Since its inception, the Company has devoted substantially all of its efforts to developing its sole product, Gimoti™, and has not realized revenues from its planned principal operations.  Though the Company anticipates the completion and filing of a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) before the end of the second quarter of 2018, it does not anticipate realizing revenues for the foreseeable future.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has substantial expenditures for research and development, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company ended the first quarter of 2018 with approximately $5.4 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to a planned NDA submission for Gimoti, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes that its current cash and cash equivalents, along with the net proceeds received from the sale of common stock in April and May 2018, as described in Note 4, will be sufficient to meet estimated working capital requirements and fund operations into April 2019.  The Company will need to raise additional debt or equity financing to fund future operations.  There can be no assurance that additional financing will be available when needed on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

The Company relies on a contract research organization (“CRO”) to manage the preparation and submission of the planned NDA.  If this CRO is unable to continue the management of the NDA preparation, the delays could adversely affect the timing of the filing of the Company’s NDA with FDA.

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

Warrant Accounting

In March 2018, the Company entered into warrant amendments (the “Warrant Amendments”) with each of the holders of the Company’s outstanding warrants to purchase common stock issued on July 25, 2016 and August 3, 2016 (the “Warrants”).  As a result of the Warrant Amendments, the Warrants will no longer be classified as a liability on the Company’s balance sheet, were adjusted to fair value as of the date of the Warrant Amendments and reclassified to additional paid-in capital, a component of stockholders’ equity.

Prior to the Warrant Amendments, the Warrants were classified as warrant liability and recorded at fair value. These Warrants contained a feature that could have required the transfer of cash in the event a change of control occurs without the authorization of our board of directors, and therefore, were classified as a liability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480.

The fair value of each warrant was estimated on the date of issuance, and each subsequent balance sheet date, using the Black-Scholes valuation model using the appropriate risk-free interest rate, expected term and volatility assumptions.  The expected life of the warrant was calculated using the remaining life of the warrant.  Due to the Company’s limited historical data as a public company, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented, as necessary, with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The risk-free rate was based upon U.S. Treasury securities with remaining terms similar to the expected term of the stock award being valued.

This warrant liability was subject to remeasurement at each reporting date and the Company recognized any change in the fair value of the warrant liability in the statement of operations. The Company continued to adjust the carrying value of the warrants for changes in the estimated fair value until the date of the Warrant Amendments.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted.  The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued.  The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation.  This decision was based on the lack of relevant historical data due to the Company’s limited historical experience.  In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility and, if necessary, supplemented with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future.

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

The Company does not own or operate manufacturing facilities for the production of Gimoti, nor does it plan to develop its own manufacturing operations in the foreseeable future.  The Company currently depends on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its pre-commercial product development.  The Company has agreements with Cosma S.p.A. to supply metoclopramide for the manufacture of Gimoti, and with Thermo Fisher Scientific Inc., who acquired Patheon UK Limited, for product development and manufacturing of Gimoti.  The Company currently utilizes third-party consultants, which it engages on an as-needed, hourly basis, to manage product development and manufacturing contractors.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company has excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three months ended March 31, 2018 and 2017.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Common stock subject to repurchase	45,000	45,000
Warrants to purchase common stock	2,797,561	2,797,561
Common stock options	2,811,624	1,925,624
Employee stock purchase plan	6,902	5,185
Total excluded securities	5,661,087	4,773,370

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

3. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc.  (“Questcor”) pursuant to an Asset Purchase Agreement.  The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments previously made to Questcor, the Company may also be required to make additional milestone payments totaling up to $52 million.  In March 2018, the Company and Mallinckrodt amended the Asset Purchase Agreement to defer development and approval milestone payments, such that, rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, the Company would be required to make a single $5.0 million payment one year after the Company receives FDA approval to market Gimoti.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval.  In addition, the Company will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti.

4. Stockholders’ Equity

Warrants

In February 2017, an institutional investor from the Company’s financing which closed in July 2016 converted its warrant to purchase 526,315 shares of the Company’s common stock by a “cashless” exercise and received 211,860 shares of the Company’s common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants were adjusted to their fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to additional paid-in capital, a component of stockholders’ equity.

In March 2018, the Company entered into the Warrant Amendments with each of the holders of the Company’s outstanding Warrants.  As a result of the Warrant Amendments, all of the remaining Warrants to purchase 2,449,129 shares of the Company’s common stock are no longer required to be classified as liabilities.  The value of the amended Warrants was adjusted to the fair value immediately prior to the Warrant Amendments, resulting in a gain of approximately $433,000 in the statement of operations, and approximately $3.3 million was reclassified from warrant liability to additional paid-in capital.

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

At the Market Equity Offering Program

In November 2017, the Company filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”).  The Company did not sell any shares of common stock through the FBR Sales Agreement during 2017.  Through March 31, 2018, the Company sold 268,870 shares of common stock at a weighted average price per share of $2.10 pursuant to the FBR Sales Agreement and received proceeds of approximately $545,000, net of commissions and fees.  From April 1, 2018 through May 8, 2018, the Company sold an additional 1,092,337 shares of common stock at a weighted average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $2.5 million, net of commissions and fees.

Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K (“Form 10-K”), and the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules.  As of May 8, 2018, the Company’s public float was approximately $43.0 million, based on 15,808,204 shares of outstanding common stock held by non-affiliates and at a price of $2.72 per share, which was the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on May 7, 2018.  As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.  If the Company’s public float decreases, the amount of securities the Company may sell under its Form S-3 shelf registration statement will also decrease. As of May 8, 2018, the Company had the capacity to issue up to approximately $11.2 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

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

Employee Stock Purchase Plan and Equity Incentive Award Plan

As a result of payroll withholdings from the Company’s employees of approximately $80,000, the Company sold 50,244 shares of common stock through its ESPP during the three months ended March 31, 2017.  The Company did not sell any shares of stock through its ESPP during the three months ended March 31, 2018.

In May 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 100,000 shares (to an aggregate of 1,250,000 shares), to increase the annual evergreen provision from 30,000 shares to 100,000 shares, and to extend the term of the ESPP into 2027.

On April 26, 2018, the Company’s stockholders approved the amendment and restatement of the Company’s 2013 Equity Incentive Award Plan (the “Restated Equity Incentive Plan”) to increase the number of shares of common stock authorized for issuance under the Restated Equity Incentive Plan by 1,500,000 shares, to an aggregate of 6,286,425 shares, and to extend the term of the Restated Equity Incentive Plan to February 2028.  In addition, beginning on January 1, 2019, the number of shares available for issuance will be annually increased on the first day of each fiscal year by that number of shares equal to the least of (a) four percent of the outstanding shares of common stock on the last day of the immediately preceding calendar year, and (b) such other amount determined by the Company’s board of directors.  Notwithstanding the foregoing, the number of shares of common stock that may be issued or transferred pursuant to incentive stock options under the Restated Equity Incentive Plan may not exceed an aggregate of 8,000,000 shares.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees.  Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Common Stock Options
Risk free interest rate	2.66%	2.16%
Expected option term	6.0 years	6.0 years
Expected volatility of common stock	90.15%	94.05%
Expected dividend yield	0.0%	0.0%

The estimated fair value of each ESPP award was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Employee Stock Purchase Plan
Risk free interest rate	1.85%	0.79%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	58.76%	99.23%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$188,777	$206,858
General and administrative	204,998	257,300
Total stock-based compensation expense	$393,775	$464,158

As of March 31, 2018, there were approximately $2.5 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted average period of 1.47 years.

5.  Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

During the third quarter of 2016 the Company entered into an agreement with an institutional investor providing for the issuance and sale by the Company of 5,048,632 shares of the Company’s common stock and warrants to purchase up to 2,975,444 shares of the Company’s common stock for aggregate gross proceeds of $14.5 million.  In addition, as partial payment for services, the Company issued to the underwriters warrants to purchase up to 252,432 shares of the Company’s common stock.

As noted in Notes 2 and 4, due to the Warrant Amendments in March 2018, the warrant liability was reclassified to additional paid-in capital. Prior to the Warrant Amendments, the Company utilized a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value.  This hierarchy prioritized the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company had no assets or liabilities classified as Level 1 or Level 2.  The warrant liability, prior to the Warrant Amendments of the warrants, were classified as Level 3.

The Company classified the warrants as a liability and remeasured the liability to the estimated fair value at December 31, 2017 using the Black Scholes option pricing model with the following assumptions:

December 31, 2017
Risk-free interest rate	2.09%
Expected volatility	100.39%
Expected term	4.08 years
Expected dividend yield	0.0%

The following table presents a reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Beginning balance of warrant liability	$3,701,277	$4,095,019
Change in fair value upon re-measurement	(433,392)	3,072,747
Reclassification to Additional Paid-in Capital due to warrant exercise	—	(1,399,091)
Reclassification to Additional Paid-in Capital due to warrant amendment	(3,267,885)	—
Ending balance of warrant liability	$—	$5,768,675

There were no transfers between Level 1 and Level 2 in any of the periods reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2018.  Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have also conducted a companion clinical trial with Gimoti in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men.  The male companion trial was initiated in May 2014 and the design was the same as the Phase 3 trial in women.  This trial was requested by the U.S. Food and Drug Administration, or FDA, to confirm the Phase 2b trial results and to capture additional safety data in men.  This trial was not required for submission of the Gimoti new drug application, or NDA, for women; however, we expect to include safety data from this trial in the NDA submission. As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results of the trial showed no statistical significant efficacy in men and the safety profile for Gimoti was favorable compared to placebo with good tolerability.

In December 2016, we had a pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  In March 2017, we had a type A meeting with FDA to finalize the design of the comparative exposure PK trial and reach agreement on certain other chemistry, manufacturing and controls-related items associated with the proposed NDA submission.

In October 2017, we announced positive topline results from the comparative exposure PK trial. The objective of the trial was to identify a dose of Gimoti that met the criteria for bioequivalence compared to the Reglan Tablets after nasal and oral administration to healthy volunteers under fasted conditions.

The comparative exposure PK trial was an open label, 4-way crossover and enrolled 108 healthy male and female volunteers who each received one Reglan Tablet dose and three different doses of Gimoti in a random sequence.  Following discussions at pre-NDA meetings with FDA, we planned to select a Gimoti dose based on criteria that includes a 90% confidence interval for the ratio of area under the plasma concentration curve, or AUC, falling within the exposure equivalence range of 80-125% of Reglan Tablets. Though only one dose was needed to meet the dose selection criteria, the comparative exposure PK trial was designed to test three different strengths of Gimoti. Based on results of the study, two of the three doses tested met the dose selection criteria for the pooled data in women and men.  The maximum observed plasma concentration, or Cmax, for Gimoti was slightly lower than the equivalence range, as was anticipated and had been previously discussed with FDA as a likely outcome given the different route of administration and prior Gimoti PK trial results.  Additionally, data showed the AUC and Cmax increased in a dose related manner across all three strengths tested.  Relative to safety, all Gimoti doses were well tolerated with no clinically significant adverse events reported following any of the doses.

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

In addition, we held a pre-NDA meeting with FDA to discuss and clarify its expectations of items being prepared for inclusion in the NDA for Gimoti. The planned NDA will include our proposal for a risk management strategy and a post-approval safety study that will be designed to confirm prior safety findings and rule-out possible differences in side effects compared to the Reglan Tablet over 8 weeks. We expect to discuss the details of the post-marketing safety trial with FDA during the NDA review process. We expect to file the Gimoti NDA before the end of the second quarter of 2018.

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

As of March 31, 2018, we had cash and cash equivalents of approximately $5.4 million. We believe our existing cash and cash equivalents, along with the net proceeds received from the sale of common stock in April and May 2018, will be sufficient to fund our operations into April 2019.  Current funds on hand are intended to fund pre-approval and pre-commercialization activities for Gimoti, including the planned Gimoti NDA submission, and for working capital and general corporate purposes.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement.  We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments previously made to Questcor, we may be required to make additional milestone payments totaling up to $52 million.  In March 2018, we amended the asset purchase agreement with Mallinckrodt to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment one year after we receive FDA approval to market Gimoti.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval.  In addition, we will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti.  Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti.

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

Other Income (Expense), net

Other income (expense), net consists primarily of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period.  The warrant liability was revalued each reporting period until March 2018, when we entered into warrant amendments, or the Warrant Amendments, with each of the holders of the Company’s outstanding warrants to purchase common stock issued on July 25, 2016 and August 3, 2016, or the Warrants.  We previously used the Black Scholes valuation model to value the related warrant liability at each reporting date.  As a result of the Warrant Amendments, the Warrants will no longer be required to be accounted for as a liability and will no longer be required to be revalued at each reporting period.

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

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 7, 2018.

Other Information

Tax Cuts and Jobs Act

In December 2017, President Trump signed into law the tax legislation commonly known as the Tax Cuts and Jobs Act, or the Act.  The effects of the new federal legislation were recognized upon enactment, which is the date the president signed the bill into law.  The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of this rate change, we have revalued our deferred tax assets at December 31, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.  We recorded a reduction of approximately $7.9 million in the fourth quarter of 2017 related to the revaluation of our deferred tax assets, which did not result in additional tax expense in the quarter as our deferred tax assets have a full valuation allowance.  This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service.  Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017
Research and development expenses	$1,385,366	$770,686	$614,680
General and administrative expenses	$1,032,245	$1,209,570	$(177,325)
Other (income) expense	$(434,825)	$3,071,783	$(3,506,608)

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 increased by approximately $615,000 due primarily to being in the preparation stage for the initiation of our comparative exposure PK trial in 2017, while in 2018 we increased time and resources devoted to preparing the Gimoti NDA.  Costs incurred in 2018 included approximately $726,000 for wages, taxes and employee insurance, including approximately $189,000 of stock-based compensation expense, approximately $440,000 related to the preparation of the NDA, and approximately $211,000 related to manufacturing costs.  Costs incurred in 2017 included approximately $633,000 for wages, taxes and employee insurance, including approximately $207,000 of stock-based compensation expense, and approximately $85,000 related to manufacturing costs.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 decreased by approximately $177,000.  Costs incurred in 2018 primarily included approximately $459,000 for wages, taxes and employee insurance, including approximately $205,000 of stock-based compensation expense, and approximately $481,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2017 primarily included approximately $579,000 for wages, taxes and employee insurance, including approximately $257,000 of stock-based compensation expense, and approximately $543,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Income (Expense).  Other income for the three months ended March 31, 2018 of approximately $435,000 compared to other expense of approximately $3.1 million for the three months ended March 31, 2017 was due primarily to the decrease to the fair value of the warrant liability during the first quarter of 2018 compared to an increase to the fair value of the warrant liability during the first quarter of 2017.  As a result of the Warrant Amendments that occurred in March 2018, the Warrants will no longer be required to be accounted for as a liability and will no longer be required to be revalued at each reporting period.

Liquidity and Capital Resources

In November 2017, we filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or the FBR Sales Agreement.  We did not sell any shares of common stock through the FBR Sales Agreement during 2017. Through March 31, 2018, the Company sold 268,870 shares of common stock at a weighted average price per share of $2.10 pursuant to the FBR Sales Agreement and received proceeds of approximately $545,000, net of commissions and fees.  From April 1, 2018 through May 8, 2018, we sold 1,092,337 shares of common stock at a weighted average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $2.5 million, net of commissions and fees.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K, or Form 10-K, our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of May 8, 2018, our public float was approximately $43.0 million, based on 15,808,204 shares of outstanding common stock held by non-affiliates and at a price of $2.72 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on May 7, 2018. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of May 8, 2018, we had the capacity to issue up to approximately $11.2 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.  There can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

In addition, we will not be able to make future sales of common stock pursuant to the FBR Sales Agreement unless certain conditions are met, which include the accuracy of representations and warranties made to FBR under the FBR Sales Agreement.  Furthermore, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.  We have no obligation to sell the remaining shares available for sale pursuant to the FBR Sales Agreement.

In February 2017, an institutional investor from our financing which closed in July 2016 converted its warrant to purchase 526,315 shares of our common stock by a “cashless” exercise and received 211,860 shares of the our common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants were adjusted to their fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to Additional Paid-in Capital.

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

In March 2018, we entered into the Warrant Amendments with each of the holders of our outstanding Warrants.  As a result of the Warrant Amendments, all of the remaining Warrants to purchase 2,449,129 shares of our common stock are no longer required to be classified as liabilities.  The value of the amended Warrants was adjusted to the fair value immediately prior to the Warrant Amendments, resulting in a gain of approximately $433,000 in the statement of operations, and approximately $3.3 million was reclassified from warrant liability to additional paid-in capital, a component of stockholders’ equity.

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2017 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations into April 2019.  This period could be shortened if there are any significant increases in planned spending on our Gimoti development program, pre-approval and pre-commercialization activities, including marketing and manufacturing of Gimoti, completion of a planned NDA submission, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Although our current cash and cash equivalents are expected to be sufficient to fund our operations into April 2019, it may not be sufficient to complete any additional development requirements requested by FDA.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further described below, including the costs associated with completing and submitting the Gimoti NDA and the extent of any additional clinical development required by FDA.  We anticipate that we will seek to fund our operations through public or private equity, debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,817,966)	$(1,686,812)
Net cash provided by financing activities	$544,643	$7,334,739
Net increase (decrease) in cash and cash equivalents	$(2,273,323)	$5,647,927

Operating Activities.  The primary use of our cash has been to fund our clinical research and other general operations.  The cash used in operating activities during 2018 was primarily related to the preparation of our NDA.  The cash used in operating activities during 2017 was primarily related to preparing for our comparative exposure PK clinical trial and the manufacturing of Gimoti for such trial.

We expect that cash used in operating activities will continue in 2018 related to the completion and filing of the Gimoti NDA, as well as to pre-approval and pre-commercialization activities.

Financing Activities.  During the three months ended March 31, 2018, we received net proceeds of approximately $545,000 from the sale of 268,870 shares of common stock pursuant to the FBR Sales Agreement. During the three months ended March 31, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861shares of common stock from an underwritten public offering. In addition, we received proceeds of approximately $80,000 from the sale of 50,244 shares of common stock through our employee stock purchase plan.

We believe that our existing cash and cash equivalents as of March 31, 2018, together with interest thereon, will be sufficient to meet our anticipated cash requirements into April 2019.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through March 31, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2018, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

4.5 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.6 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.7 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.9 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

10.1†	Amendment to Asset Purchase Agreement entered into by and between Evoke Pharma, Inc. and Mallinckrodt ARD Inc. dated March 21, 2018

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018
†

Confidential treatment has been granted or requested, as applicable, for portions of this exhibit.  These portions have been omitted from the filed version of this exhibit and filed separately with the SEC.

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

Evoke Pharma, Inc.

Date: May 14, 2018	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)