Form 10-Q
period 2018-06-30
Evoke Pharma Inc
filed 2018-08-09
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 16,898,664 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,531,079	$7,679,267
Prepaid expenses	83,682	251,046
Other current assets	11,551	—
Total current assets	6,626,312	7,930,313
Other assets	—	11,551
Total assets	$6,626,312	$7,941,864

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$441,085	$1,048,927
Accrued compensation	824,849	1,025,911
Total current liabilities	1,265,934	2,074,838
Warrant liability	—	3,701,277
Total liabilities	1,265,934	5,776,115

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 16,898,664 and 15,413,610 at June 30, 2018 and December 31, 2017, respectively	1,690	1,541
Additional paid-in capital	80,683,323	73,202,863
Accumulated deficit	(75,324,635)	(71,038,655)
Total stockholders' equity	5,360,378	2,165,749
Total liabilities and stockholders' equity	$6,626,312	$7,941,864

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,388,791	$2,017,569	$2,774,157	$2,788,255
General and administrative	917,305	871,979	1,949,550	2,081,549
Total operating expenses	2,306,096	2,889,548	4,723,707	4,869,804
Loss from operations	(2,306,096)	(2,889,548)	(4,723,707)	(4,869,804)
Other income (expense):
Interest income	2,903	1,667	4,335	2,631
Change in fair value of warrant liability	—	1,261,912	433,392	(1,810,835)
Total other income (expense)	2,903	1,263,579	437,727	(1,808,204)
Net loss	$(2,303,193)	$(1,625,969)	$(4,285,980)	$(6,678,008)
Net loss per share of common stock, basic	$(0.14)	$(0.11)	$(0.27)	$(0.46)
Net loss per share of common stock, diluted	$(0.14)	$(0.13)	$(0.27)	$(0.49)
Weighted-average shares used to compute basic net loss per share	16,425,468	15,343,325	15,926,253	14,435,818
Weighted-average shares used to compute diluted net loss per share	16,425,468	15,420,954	15,926,253	14,474,633

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net loss	$(4,285,980)	$(6,678,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	781,204	929,029
Change in fair value of warrant liability	(433,392)	1,810,835
Change in operating assets and liabilities:
Prepaid expenses and other assets	167,364	(312,224)
Accounts payable and accrued expenses	(808,904)	467,338
Net cash used in operating activities	(4,579,708)	(3,783,030)

Financing activities
Proceeds from issuance of common stock, net	3,431,520	7,332,239
Net cash provided by financing activities	3,431,520	7,332,239
Net increase (decrease) in cash and cash equivalents	(1,148,188)	3,549,209
Cash and cash equivalents at beginning of period	7,679,267	9,007,071
Cash and cash equivalents at end of period	$6,531,079	$12,556,280

Non-cash financing activities
Reclassification of warrant liability to equity due to exercise of warrants	—	$1,399,091

Reclassification of warrant liability to equity due to amendment of warrants	$3,267,885	—

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

Since its inception, the Company has devoted substantially all of its efforts to developing its sole product, Gimoti™, and has not realized revenues from its planned principal operations.  Though the Company filed a New Drug Application (“NDA”) for Gimoti with the U.S. Food and Drug Administration (“FDA”) on June 1, 2018, the Company does not anticipate realizing revenues until FDA approves the NDA and the Company begins commercializing Gimoti, which events may never occur.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has substantial expenditures for research and development, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company ended the second quarter of 2018 with approximately $6.5 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to pre-approval and pre-commercialization activities, including interactions with FDA on the Company’s NDA submission for Gimoti, marketing and manufacturing of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes that its current cash and cash equivalents as of June 30, 2018 will be sufficient to meet estimated working capital requirements and fund operations into April 2019.  The Company will need to raise additional cash through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations.  There can be no assurance that additional financing will be available when needed on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

Contract Research Organizations

The Company relies on contract research organizations (“CROs”) to assist with ongoing regulatory discussions and submissions supporting the NDA.  If these CROs are unable to continue their support, this could adversely affect FDA’s review of the NDA.

In addition, the Company relies on third-party manufacturers for the production of Gimoti. If the third-party manufacturers are unable to continue manufacturing, or if the Company loses one of its sole source suppliers used in its manufacturing processes, the Company may not be able to meet any development needs or commercial supply demand for Gimoti, if approved by FDA, and the development and/or commercialization of Gimoti could be materially and adversely affected.

Warrant Accounting

In March 2018, the Company entered into warrant amendments (the “Warrant Amendments”) with each of the holders of the Company’s outstanding warrants to purchase common stock issued on July 25, 2016 and August 3, 2016 (the “Warrants”).  As a result of the Warrant Amendments, the Warrants will no longer be classified as a liability on the Company’s balance sheet, were adjusted to fair value as of the date of the Warrant Amendments, and reclassified to additional paid-in capital, a component of stockholders’ equity.

Prior to the Warrant Amendments, the Warrants were classified as warrant liability and recorded at fair value. These Warrants contained a feature that could have required the transfer of cash in the event a change of control occurred without the authorization of our board of directors, and therefore, were classified as a liability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted.  The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued.  The weighted-average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation.  This decision was based on the lack of relevant historical data due to the Company’s limited historical experience.  In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility and, if necessary, supplemented with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three and six months ended June 30, 2017.  Since the milestone of filing the NDA was met in June 2018, the Company excluded 30,165 and 37,585 weighted-average shares from the weighted-average number of common stock outstanding for the three and six months ended June 30, 2018, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants for the purchase of common stock, options outstanding under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock subject to repurchase	30,165	45,000	37,582	45,000
Warrants to purchase common stock	2,797,561	2,719,932	2,797,561	2,758,746
Common stock options	3,017,624	2,131,624	3,017,624	2,131,624
Employee stock purchase plan	19,144	11,785	26,047	16,970
Total excluded securities	5,864,494	4,908,341	5,878,814	4,952,340

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss attributable to common shareholders for basic net loss per share	$(2,303,193)	$(1,625,969)	$(4,285,980)	$(6,678,008)
Adjustment for loss from change in fair value of warrants	-	(429,702)	-	(429,702)
Net loss used for diluted net loss per share	$(2,303,193)	$(2,055,671)	$(4,285,980)	$(7,107,710)

Weighted-average shares used to compute basic net loss per share	16,425,468	15,343,325	15,926,253	14,435,818
Adjustment to reflect assumed exercise of warrants	-	77,629	-	38,815
Weighted-average shares used to compute diluted net loss per share	16,425,468	15,420,954	15,926,253	14,474,633

Net loss per share attributable to common shareholders:
Basic	$(0.14)	$(0.11)	$(0.27)	$(0.46)
Diluted	$(0.14)	$(0.13)	$(0.27)	$(0.49)

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

4. Stockholders’ Equity

Warrants

In February 2017, an institutional investor from the Company’s financing which closed in July 2016 converted its warrant to purchase 526,315 shares of the Company’s common stock by a “cashless” exercise and received 211,860 shares of the Company’s common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants was adjusted to the fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to additional paid-in capital, a component of stockholders’ equity.

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

Sale of Common Stock in Public Offering

In February and March 2017, the Company completed the sale of 2,775,861 shares of its common stock in an underwritten public offering.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to the Company of approximately $8.0 million.  After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company from this offering was approximately $7.3 million.

At the Market Equity Offering Program

In November 2017, the Company filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”).  The

Company did not sell any shares of common stock through the FBR Sales Agreement during 2017.  During the six months ended June 30, 2018, the Company sold 1,485,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.4 million, net of commissions and fees.  From July 1, 2018 through August 3, 2018, the Company has not sold any additional shares of common stock pursuant to the FBR Sales Agreement.

Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K (“Form 10-K”), and the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules.  As of August 3, 2018, the Company’s public float was approximately $45.7 million, based on 15,932,051 shares of outstanding common stock held by non-affiliates and at a price of $2.87 per share, which was the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on June 5, 2018.  As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.  If the Company’s public float decreases, the amount of securities the Company may sell under its Form S-3 shelf registration statement will also decrease. As of August 3, 2018, the Company had the capacity to issue up to approximately $11.7 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

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

Employee Stock Purchase Plan and Equity Incentive Award Plan

As a result of payroll withholdings from the Company’s employees of approximately $80,000, the Company sold 50,244 shares of common stock through its ESPP during the six months ended June 30, 2017.  The Company did not sell any shares of stock through its ESPP during the six months ended June 30, 2018.

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

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common Stock Options
Risk free interest rate	2.85%	1.93%	2.66%-2.85%	1.93%-2.16%
Expected option term	5.5 years	5.5 years	5.5-6.0 years	5.5-6.0 years
Expected volatility of common stock	92.30%	98.23%	90.15%-92.30%	94.05%-98.23%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three and six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Employee Stock Purchase Plan
Risk free interest rate	1.85%	0.79%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	58.76%	99.23%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$168,733	$219,345	$357,510	$426,203
General and administrative	218,696	245,526	423,694	502,826
Total stock-based compensation expense	$387,429	$464,871	$781,204	$929,029

As of June 30, 2018, there were approximately $2.5 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.30 years.

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

The following table presents a reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Beginning balance of warrant liability	$3,701,277	$4,095,019
Change in fair value upon re-measurement	(433,392)	1,810,835
Reclassification to Additional Paid-in Capital due to warrant exercise	–	(1,399,091)
Reclassification to Additional Paid-in Capital due to warrant amendment	(3,267,885)	–
Ending balance of warrant liability	$-	$4,506,763

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of people worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide and designed to provide systemic delivery of the molecule through the nasal mucosa. We submitted a New Drug Application, or NDA, for Gimoti to the U.S. Food and Drug Administration, or FDA, on June 1, 2018.  We anticipate receipt of the 74-Day FDA filing communication letter in mid-August 2018 and assignment of the Prescription Drug User Fee Act, or PDUFA, goal date.

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

We have also conducted a companion clinical trial with Gimoti in male subjects with symptoms associated with acute and recurrent diabetic gastroparesis to assess the safety and efficacy of Gimoti in men.  The male companion trial was initiated in May 2014 and the design was the same as the Phase 3 trial in women.  This trial was requested by FDA to confirm the Phase 2b trial results and to capture additional safety data in men.  This trial was not required for submission of the Gimoti new drug application, or NDA, for women; however, we included safety data from this trial in the NDA submission. As we anticipated at the beginning of the trial, based on the prior Phase 2b data, the results of the trial showed no statistical significant efficacy in men and the safety profile for Gimoti was favorable compared to placebo with good tolerability.

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

In addition, we held a pre-NDA meeting with FDA to discuss and clarify its expectations of items being prepared for inclusion in the NDA for Gimoti. The NDA included our proposal for a risk management strategy and a post-approval safety study that will be designed to confirm prior safety findings and rule-out possible differences in side effects compared to the Reglan Tablet over 8 weeks. We expect to discuss the details of the post-marketing safety trial with FDA during the NDA review process.

In March 2018, we announced that FDA granted our request for a small business waiver of the PDUFA fee of approximately $2.4 million for its 505(b)(2) NDA for Gimoti.

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

As of June 30, 2018, we had cash and cash equivalents of approximately $6.5 million. We believe our existing cash and cash equivalents as of June 30, 2018 will be sufficient to fund our operations into April 2019.  Current funds on hand are intended to fund a portion of the pre-approval and pre-commercialization activities for Gimoti, including interactions with FDA on our NDA submission for Gimoti, marketing and manufacturing of Gimoti, and general and administrative costs to support operations.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  While we submitted our NDA for Gimoti in June 2018, the successful development and commercialization of Gimoti is still highly uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Gimoti, though such costs may be significant.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors and officers liability insurance premiums.  We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with potential commercialization of Gimoti and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Other Information

Tax Cuts and Jobs Act

In December 2017, tax legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed into law.  The effects of the new federal legislation were recognized upon enactment, which was the date the bill was signed into law.  The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of this rate change, we have revalued our deferred tax assets at December 31, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.  We recorded a reduction of approximately $7.9 million in the fourth quarter of 2017 related to the revaluation of our deferred tax assets, which did not result in additional tax expense in the quarter as our deferred tax assets have a full valuation allowance.  This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the Internal Revenue Service.  Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017
Research and development expenses	$1,388,791	$2,017,569	$(628,778)
General and administrative expenses	$917,305	$871,979	$45,326
Other income	$2,903	$1,263,579	$(1,260,676)

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 decreased by approximately $629,000 due primarily to being in the preparation stage for the initiation of our comparative exposure PK trial in 2017, including manufacturing Gimoti for such trial, while in 2018 we increased time and resources devoted to preparing the Gimoti NDA.  Costs incurred in 2018 included approximately $619,000 related to the preparation of the NDA, approximately $603,000 for wages, taxes and employee insurance, including approximately $169,000 of stock-based compensation expense, and approximately $160,000 related to manufacturing costs.  Costs incurred in 2017 included approximately $932,000 related to manufacturing costs, approximately $658,000 for wages, taxes and employee insurance, including approximately $219,000 of stock-based compensation expense, and approximately $428,000 of clinical trial and NDA preparation costs.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 increased by approximately $45,000.  Costs incurred in 2018 primarily included approximately $479,000 for wages, taxes and employee insurance, including approximately $219,000 of stock-based compensation expense, and approximately $307,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2017 primarily included approximately $479,000 for wages, taxes and employee insurance, including approximately $246,000 of stock-based compensation expense, and approximately $312,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Income.  Other income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 decreased by approximately $1.3 million due primarily to the revaluation of Warrants no longer being required since the date of the Warrant

Amendment in March 2018.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
Research and development expenses	$2,774,157	$2,788,255	$(14,098)
General and administrative expenses	$1,949,550	$2,081,549	$(131,999)
Other (income) expense	$(437,727)	$1,808,204	$(2,245,931)

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 decreased by approximately $14,000. During the first six months of 2018 we were preparing our NDA for filing with FDA, while during the first six months of 2017 we were preparing for the initiation of our comparative exposure PK trial, including manufacturing Gimoti for such trial.  Costs incurred in 2018 include approximately $1.3 million for wages, taxes and employee insurance, including approximately $358,000 of stock-based compensation expense, approximately $1.1 million of NDA preparation costs, and approximately $371,000 related to manufacturing costs. Costs incurred in 2017 include approximately $1.3 million for wages, taxes and employee insurance, including approximately $426,000 of stock-based compensation expense, approximately $1.0 million related to manufacturing costs, and approximately $481,000 of clinical trial and NDA preparation costs.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 decreased by approximately $132,000.  Costs incurred in 2018 primarily included approximately $938,000 for wages, taxes and employee insurance, including approximately $424,000 of stock-based compensation expense and approximately $788,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2017 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $503,000 of stock-based compensation expense, and approximately $855,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Expenses.  Other expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 decreased by approximately $2.2 million due primarily to the revaluation of Warrants no longer being required since the date of the Warrant Amendment in March 2018.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

Liquidity and Capital Resources

In November 2017, we filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or the FBR Sales Agreement.  We did not sell any shares of common stock through the FBR Sales Agreement during 2017. Through June 30, 2018, the Company sold 1,485,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.4 million, net of commissions and fees.  From July 1, 2018 through August 3, 2018, we have not sold any additional shares of common stock pursuant to the FBR Sales Agreement.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K, or Form 10-K, our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of August 3, 2018, our public float was approximately $45.7 million, based on 15,932,051 shares of outstanding common stock held by non-affiliates and at a price of $2.87 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on June 5, 2018. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of August 3, 2018, we had the capacity to issue up to approximately $11.7 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

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

In February 2017, an institutional investor from our financing which closed in July 2016 converted its warrant to purchase 526,315 shares of our common stock by a “cashless” exercise and received 211,860 shares of the our common stock.  The warrant had an exercise price of $2.41 per share.  The shares were issued, and the warrants were sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.  The value of the exercised warrants was adjusted to the fair value immediately prior to the exercise and approximately $1.4 million was reclassified from warrant liability to Additional Paid-in Capital.

In February and March 2017, we completed the sale of 2,775,861 shares of our common stock in an underwritten public offering.  The price to the public in this offering was $2.90 per share resulting in gross proceeds to us of approximately $8.0 million.  After deducting underwriting discounts and commissions and offering expenses paid by us, the net proceeds to us from this offering was approximately $7.3 million.

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

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2017 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations into April 2019.  This period could be shortened if there are any significant increases in planned spending on our pre-approval and pre-commercialization activities, including interactions with FDA on our NDA submission for Gimoti, marketing and manufacturing of Gimoti, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	continue the pre-approval and pre-commercialization activities for Gimoti;
•	prepare for and complete further clinical development, if necessary;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

Although our current cash and cash equivalents are expected to be sufficient to fund our operations into April 2019, it may not be sufficient to complete any additional development requirements requested by FDA or to commercialize Gimoti.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further described below, including the costs associated with FDA review of the Gimoti NDA and the extent of any additional clinical development required by FDA.  We anticipate that we will seek to fund our operations through public or private equity, debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(4,579,708)	$(3,783,030)
Net cash provided by financing activities	$3,431,520	$7,332,239
Net increase (decrease) in cash and cash equivalents	$(1,148,188)	$3,549,209

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

Financing Activities.  During the six months ended June 30, 2018, we received net proceeds of approximately $3.4 million from the sale of 1,485,054 shares of common stock pursuant to the FBR Sales Agreement. During the six months ended June 30, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861 shares of common stock from an underwritten public offering. In addition, we received proceeds of approximately $80,000 from the sale of 50,244 shares of common stock through our employee stock purchase plan.

We believe that our existing cash and cash equivalents as of June 30, 2018 will be sufficient to meet our anticipated cash requirements and fund operations into April 2019.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we receive approval of the NDA;
•	FDA may disagree with the design of our future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
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

Off-Balance Sheet Arrangements

Through June 30, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2018, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than set forth below:

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

In December 2016, we announced the completion of a pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  Data from the comparative exposure PK trial will serve as a portion of the 505(b)(2) data package to include prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  In October 2017, we announced positive topline results from the comparative exposure PK trial.  In addition, based on feedback received from FDA at an additional pre-NDA meeting, we proposed a risk mitigation strategy and post-approval safety trial as part of our NDA submission.  We submitted the NDA for Gimoti to FDA on June 1, 2018.  We anticipate receipt of the 74-Day FDA filing communication letter in mid-August 2018 and assignment of the PDUFA goal date.  Even with the issuance of the 74-Day letter, FDA may raise substantive filing review issues following issuance of such letter.

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

•	FDA may disagree with the design of our comparative exposure PK trial or any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results, including our analysis of results of the PK trial;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into April 2019, although there can be no assurance in that regard. We will be required to raise additional funds in order to continue as a going concern beyond that time.

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

We have submitted an NDA, but have not received regulatory approval to market any product candidates in any jurisdiction. We are not permitted to market Gimoti in the United States until we receive approval of an NDA for Gimoti in a particular indication from FDA. To date, we have completed a Phase 1 bioavailability and pharmacokinetics trial, a comparative exposure PK trial, a Phase 3 clinical trial in female subjects, a Phase 3 clinical trial in male subjects, a Thorough ECG (QT/QTc) study, a Phase 2b clinical trial and we acquired the results from a separate Phase 2 clinical trial in diabetic subjects with gastroparesis. In the Phase 2b clinical trial that we performed ourselves, which concluded in 2011, Gimoti failed to meet the primary endpoint for the trial. Although an overall improvement in symptoms was observed in Gimoti-treated subjects with diabetic gastroparesis compared to placebo in this Phase 2b clinical trial, the difference was not statistically significant due to a high placebo response among male subjects. The earlier Phase 2 clinical trial performed by Questcor was a multicenter, randomized, open-label, parallel design study. This head-to-head study compared the efficacy and safety of two doses of metoclopramide nasal spray, 10 mg and 20 mg, with FDA-approved 10 mg metoclopramide tablet. Although data from the earlier Phase 2 clinical trial was referenced in the Gimoti NDA, the open-label study design limits the importance of the efficacy results in the NDA.

We completed our Phase 3 clinical trial in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis and announced in July 2016 that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.  While we submitted the results from the comparative exposure PK trial as a portion of the 505(b)(2) NDA submission that will include prior efficacy and safety data developed by us along with FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets, there is no guarantee that regulators will agree with our assessment of the clinical trials for Gimoti conducted to date, including the comparative exposure PK trial. In addition, we have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations to assist us in this process. FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or preclinical or other studies.

Varying interpretation of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Furthermore, we have acquired our rights to Gimoti from Questcor, who acquired its rights from a predecessor. Thus, much of the preclinical and a portion of the clinical data relating to Gimoti that we submitted in the NDA for Gimoti was obtained from studies conducted before we owned the rights to the product candidate and, accordingly, was prepared and managed by others. These predecessors may not have applied the same resources and given the same attention to this development program as we would have if we had been in control from inception.

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

We submitted an NDA for Gimoti in June 2018. However, we cannot provide any assurance as to whether or when we will obtain regulatory approval to commercialize Gimoti. We cannot, therefore, predict the timing of any future revenue. Because Gimoti is our only product candidate this risk is particularly significant for us. We cannot commercialize Gimoti until the appropriate regulatory authorities have reviewed and approved marketing applications for this product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for Gimoti. In addition, we may experience delays or the application may be rejected based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, in 2009 following an FDA review of metoclopramide spontaneous safety reports, FDA required a boxed warning be added to the metoclopramide product label concerning the chance of tardive dyskinesia, or TD, for patients taking these products. FDA requires a boxed warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Recently, the European Medicines Agency’s Committee on Medicinal Products for Human Use, or CHMP, has reviewed and has proposed labeling changes for marketed metoclopramide products in the European Union based on age, dosing guidelines or indications. Based on their assessment of the limited efficacy and safety data currently available to the CHMP, the CHMP recommended to the European Medicines Agency that indications with limited or inconclusive efficacy data, including GERD, dyspepsia and gastroparesis, be removed from the approved product label in the European Union. There can be no assurance as to whether FDA will re-review approved metoclopramide product labels as a result of any such regulatory actions in the European Union or otherwise. If marketing approval for Gimoti is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Evoke Pharma, Inc.

Date: August 9, 2018	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)