Form 10-Q
period 2018-09-30
Evoke Pharma Inc
filed 2018-11-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 31, 2018, the registrant had 17,427,533 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,567,918	$7,679,267
Prepaid expenses	438,957	251,046
Total current assets	7,006,875	7,930,313
Other assets	11,551	11,551
Total assets	$7,018,426	$7,941,864

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$625,994	$1,048,927
Accrued compensation	984,683	1,025,911
Total current liabilities	1,610,677	2,074,838
Warrant liability	—	3,701,277
Total liabilities	1,610,677	5,776,115

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 17,427,533 and 15,413,610 at September 30, 2018 and December 31, 2017, respectively	1,743	1,541
Additional paid-in capital	82,250,109	73,202,863
Accumulated deficit	(76,844,103)	(71,038,655)
Total stockholders' equity	5,407,749	2,165,749
Total liabilities and stockholders' equity	$7,018,426	$7,941,864

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$625,497	$2,717,698	$3,399,654	$5,505,953
General and administrative	897,060	984,047	2,846,611	3,065,595
Total operating expenses	1,522,557	3,701,745	6,246,265	8,571,548
Loss from operations	(1,522,557)	(3,701,745)	(6,246,265)	(8,571,548)
Other income (expense):
Interest income	3,089	2,822	7,425	5,452
Change in fair value of warrant liability	—	(1,544,138)	433,392	(3,354,973)
Total other income (expense)	3,089	(1,541,316)	440,817	(3,349,521)
Net loss	$(1,519,468)	$(5,243,061)	$(5,805,448)	$(11,921,069)
Net loss per share of common stock, basic	$(0.09)	$(0.34)	$(0.36)	$(0.81)
Net loss per share of common stock, diluted	$(0.09)	$(0.34)	$(0.36)	$(0.84)
Weighted-average shares used to compute basic net loss per share	17,129,649	15,351,295	16,327,385	14,740,977
Weighted-average shares used to compute diluted net loss per share	17,129,649	15,351,295	16,327,385	14,766,853

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating activities
Net loss	$(5,805,448)	$(11,921,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,161,266	1,404,926
Change in fair value of warrant liability	(433,392)	3,354,973
Change in operating assets and liabilities:
Prepaid expenses and other assets	(187,911)	(59,020)
Accounts payable and accrued expenses	(464,161)	1,236,986
Net cash used in operating activities	(5,729,646)	(5,983,204)

Financing activities
Proceeds from issuance of common stock, net	4,618,297	7,389,101
Net cash provided by financing activities	4,618,297	7,389,101
Net increase (decrease) in cash and cash equivalents	(1,111,349)	1,405,897
Cash and cash equivalents at beginning of period	7,679,267	9,007,071
Cash and cash equivalents at end of period	$6,567,918	$10,412,968

Non-cash financing activities
Reclassification of warrant liability to equity due to exercise of warrants	—	$1,399,091

Reclassification of warrant liability to equity due to amendment of warrants	$3,267,885	—

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

Since its inception, the Company has devoted substantially all of its efforts to developing its sole product, Gimoti™, and has not realized revenues from its planned principal operations.  The Company filed a New Drug Application (“NDA”) for Gimoti with the U.S. Food and Drug Administration (“FDA”) on June 1, 2018, which was accepted and is being reviewed by FDA.  However, the Company does not anticipate realizing revenues until FDA approves the NDA and the Company begins commercializing Gimoti, which events may never occur.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has substantial expenditures for research and development, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company ended the third quarter of 2018 with approximately $6.6 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to pre-approval and pre-commercialization activities, including interactions with FDA on the Company’s NDA submission for Gimoti, marketing and manufacturing of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes that its current cash and cash equivalents as of September 30, 2018 will be sufficient to meet estimated working capital requirements and fund operations through June 2019.  The Company will need to raise additional cash through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations.  There can be no assurance that additional financing will be available when needed on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

Contract Research Organizations

The Company relies on contract research organizations (“CROs”) and consultants to assist with ongoing regulatory discussions and submissions supporting the NDA.  If these CROs and consultants are unable to continue their support, this could adversely affect FDA’s review of the NDA.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three and nine months ended September 30, 2017.  Since June 2018 when the Company’s repurchase right lapsed upon the filing of the NDA, the Company no longer has any common stock subject to repurchase.  As such, to account for the time the common stock was subject to repurchase, the Company excluded 0 and 25,055 weighted-average shares from the weighted-average number of common stock outstanding for the three and nine months ended September 30, 2018, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of common stock subject to repurchase, warrants to purchase common stock, options to purchase common stock under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock subject to repurchase	—	45,000	25,055	45,000
Warrants to purchase common stock	2,713,561	2,797,561	2,713,561	2,771,685
Common stock options	3,017,624	2,131,624	3,017,624	2,131,624
Employee stock purchase plan	2,697	7,064	2,697	7,064
Total excluded securities	5,733,882	4,981,249	5,758,937	4,955,373

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss attributable to common shareholders for basic net loss per share	$(1,519,468)	$(5,243,061)	$(5,805,448)	$(11,921,069)
Adjustment for loss from change in fair value of warrants	—	—	—	(429,702)
Net loss used for diluted net loss per share	$(1,519,468)	$(5,243,061)	$(5,805,448)	$(12,350,771)

Weighted-average shares used to compute basic net loss per share	17,129,649	15,351,295	16,327,385	14,740,977
Adjustment to reflect assumed exercise of warrants	—	—	—	25,876
Weighted-average shares used to compute diluted net loss per share	17,129,649	15,351,295	16,327,385	14,766,853

Net loss per share attributable to common shareholders:
Basic	$(0.09)	$(0.34)	$(0.36)	$(0.81)
Diluted	$(0.09)	$(0.34)	$(0.36)	$(0.84)

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of ASU No. 2016-02.  Specifically, under the amendments in ASU No. 2018-11, entities may (1) elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met.  ASU No. 2018-11 has the same effective date as ASU No. 2016-02.  The Company’s only significant lease is its facility lease, which expires on December 31, 2019. The Company does not expect the pending adoption of the new standard to have a material impact on the Company’s financial statements.

3. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc.  (“Questcor”) pursuant to an Asset Purchase Agreement.  The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments previously made to Questcor, the Company may also be required to make additional milestone payments totaling up to $52 million.  In March 2018, the Company and Mallinckrodt amended the Asset Purchase Agreement to defer development and approval milestone payments, such that, rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, the Company would be required to make a single $5 million payment one year after the Company receives FDA approval to market Gimoti.

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

In September 2018, warrants to purchase 84,000 shares of the Company’s common stock, issued to representatives of the underwriters in connection with the Company’s initial public offering in September 2013, expired and have been cancelled.

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

At the Market Equity Offering Program

In November 2017, the Company filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”).  The Company did not sell any shares of common stock through the FBR Sales Agreement during 2017.  During the nine months ended September 30, 2018, the Company sold 1,985,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.6 million, net of commissions and fees.  From October 1, 2018 through October 31, 2018, the Company has not sold any additional shares of common stock pursuant to the FBR Sales Agreement.

Under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K (“Form 10-K”), and the Company’s public float is less than $75 million, and for so long as its public float remains less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float, which is referred to as the baby shelf rules.  As of October 31, 2018, the Company’s public float was approximately $47.8 million, based on 14,349,303 shares of outstanding common stock held by non-affiliates and at a price of $3.33 per share, which was the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on September 17, 2018.  As a result of the Company’s public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under shelf registration statements in any twelve-month period.  If the Company’s public float decreases, the amount of securities the Company may sell under its Form S-3 shelf registration statement will also decrease. As of October 31, 2018, the Company had the capacity to issue up to approximately $11.2 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

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

Employee Stock Purchase Plan and Equity Incentive Award Plan

As a result of payroll withholdings from the Company’s employees of approximately $47,000 and $135,000, the Company sold 28,869 and 75,529 shares of common stock through its ESPP during the nine months ended September 30, 2018 and 2017, respectively.

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

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Common Stock Options
Risk free interest rate	2.66% - 2.85%	1.93% - 2.16%
Expected option term	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	90.15% - 92.30%	94.05% - 98.25%
Expected dividend yield	0.0%	0.0%

There were no stock options granted during the three months ended September 30, 2018 and 2017.

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Risk free interest rate	2.29%	1.10%	1.85% - 2.29%	0.79% - 1.10%
Expected term	6 months	6 months	6 months	6 months
Expected volatility of common stock	45.24%	37.60%	45.24% - 58.76%	37.60% - 99.23%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$161,515	$200,773	$519,025	$626,976
General and administrative	218,547	275,124	642,241	777,950
Total stock-based compensation expense	$380,062	$475,897	$1,161,266	$1,404,926

As of September 30, 2018, there were approximately $2.2 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.24 years.

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

The following table presents a reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Beginning balance of warrant liability	$3,701,277	$4,095,019
Change in fair value upon re-measurement	(433,392)	3,354,973
Reclassification to Additional Paid-in Capital due to warrant exercise	—	(1,399,091)
Reclassification to Additional Paid-in Capital due to warrant amendment	(3,267,885)	—
Ending balance of warrant liability	$-	$6,050,901

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of people worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide and designed to provide systemic delivery of the molecule through the nasal mucosa. We submitted a New Drug Application, or NDA, for Gimoti to the U.S. Food and Drug Administration, or FDA, on June 1, 2018 and received our Day-74 FDA filing communication letter in August 2018.  The letter stated that our NDA was sufficiently complete to permit a substantive review and set a target goal date under the Prescription Drug User Fee Act, or PDUFA, of April 1, 2019.

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

Additional analysis of the PK data by sex revealed statistically significant differences in exposure between women and men given the same metoclopramide dose (nasal and oral).  Based on this further analysis of results from the comparative exposure PK trial, statistically significantly lower AUC’s were found in men compared to women. The findings were not explicitly attributable to differences in body mass index, or BMI, or weight. Similarly, sex-based differences were observed in a previous healthy volunteer study we conducted, irrespective of the route of metoclopramide administration (nasal, oral and IV).

In the most recent comparative exposure PK trial, results for women independently met equivalence criteria for AUC0-inf and AUC0-t at the tested Gimoti dose to be proposed in the NDA. We submitted our NDA for a female-only indication based on a dose in women with equivalent exposure to Reglan Tablets and submitted supporting efficacy and safety data from our Phase 2b and Phase 3 trials, specifically for women, at doses similar or lower than the dose to be proposed in the NDA.

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

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements.  We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the Nasdaq Capital Market.  We have incurred losses in each year since our inception.  Substantially all of our operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and operating losses for at least the next several years.  We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of September 30, 2018, we had cash and cash equivalents of approximately $6.6 million. We believe our existing cash and cash equivalents as of September 30, 2018 will be sufficient to fund our operations through June 2019.  Current funds on hand are intended to fund a portion of the pre-approval and pre-commercialization activities for Gimoti, including interactions with FDA on our NDA submission for Gimoti, marketing and manufacturing of Gimoti, and general and administrative costs to support operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
Research and development expenses	$625,497	$2,717,698	$(2,092,201)
General and administrative expenses	$897,060	$984,047	$(86,987)
Other (income) expense	$(3,089)	$1,541,316	$(1,544,405)

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 decreased by approximately $2.1 million due primarily to our comparative exposure PK trial being conducted during the third quarter of 2017, while in 2018 we incurred time and resource expenses primarily related to responding to questions from FDA for the Gimoti NDA.  Costs incurred in 2018 included approximately $566,000 for wages, taxes and employee insurance, including approximately $162,000 of stock-based compensation expense.  Costs incurred in 2017 included approximately $1.8 million of clinical trial costs, approximately $601,000 for wages, taxes and employee insurance, including approximately $201,000 of stock-based compensation expense, and approximately $337,000 of costs related to the preparation of the NDA.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 decreased by approximately $87,000.  Costs incurred in 2018 primarily included approximately $502,000 for wages, taxes and employee insurance, including approximately $219,000 of stock-based compensation expense, and approximately $299,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2017 primarily included approximately $542,000 for wages, taxes and employee insurance, including approximately $275,000 of stock-based compensation expense, and approximately $309,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other (Income) Expense.  Other (income) expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 decreased by approximately $1.5 million due primarily to the revaluation of Warrants no longer being required since the date of the Warrant Amendment in March 2018.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017
Research and development expenses	$3,399,654	$5,505,953	$(2,106,299)
General and administrative expenses	$2,846,611	$3,065,595	$(218,984)
Other income (expense)	$(440,817)	$3,349,521	$(3,790,338)

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased by approximately $2.1 million.  During the first nine months of 2018 we were preparing our NDA for filing with FDA, while during the first nine months of 2017 we were preparing for and conducting our comparative exposure PK trial, including manufacturing Gimoti for such trial.  Costs incurred in 2018 include approximately $1.9 million for wages, taxes and employee insurance, including approximately $519,000 of stock-based compensation expense, approximately $1.2 million of NDA preparation costs, and approximately $329,000 related to manufacturing costs. Costs incurred in 2017 include approximately $2.1 million for clinical trial costs, approximately $1.9 million for wages, taxes and employee insurance, including approximately $627,000 of stock-based compensation expense, approximately $958,000 related to manufacturing costs, and approximately $561,000 related to the preparation of the NDA.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased by approximately $219,000.  Costs incurred in 2018 primarily included approximately $1.4 million for wages, taxes and employee insurance, including approximately $642,000 of stock-based compensation expense, and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2017 primarily included approximately $1.6 million for wages, taxes and employee insurance, including approximately $778,000 of stock-based compensation expense, and approximately $1.2 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other (Income) Expense.  Other (income) expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased by approximately $3.8 million due primarily to the revaluation of Warrants no longer being required since the date of the Warrant Amendment in March 2018.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

Liquidity and Capital Resources

In November 2017, we filed a new shelf registration with the SEC on Form S-3 to replace a prior Form S-3 shelf registration which was set to expire on November 25, 2017.  This new shelf registration was declared effective by the SEC on December 28, 2017.  The new shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or the FBR Sales Agreement.  We did not sell any shares of common stock through the FBR Sales Agreement during 2017. Through September 30, 2018, the Company sold 1,985,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.6 million, net of commissions and fees.  From October 1, 2018 through October 31, 2018, we have not sold any additional shares of common stock pursuant to the FBR Sales Agreement.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K, or Form 10-K, our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of October 31, 2018, our public float was approximately $47.8 million, based on 14,349,303 shares of outstanding common stock held by non-affiliates and at a price of $3.33 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on September 17, 2018. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of October 31, 2018, we had the capacity to issue up to approximately $11.2 million worth of additional shares of common stock pursuant to the FBR Sales Agreement.

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

Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2017 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations through June 2019.  This period could be shortened if there are any significant increases in planned spending on our pre-approval and pre-commercialization activities, including interactions with FDA on our NDA submission for Gimoti, marketing and manufacturing of Gimoti, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Although our current cash and cash equivalents are expected to be sufficient to fund our operations through June 2019, it may not be sufficient to complete any additional development requirements requested by FDA or to commercialize Gimoti.  Accordingly, we will continue to require substantial additional capital beyond our current cash and cash equivalents to continue our clinical and regulatory development and potential commercialization activities.  The amount and timing of our future funding requirements will depend on many factors further described below, including the costs associated with FDA review of the Gimoti NDA and the extent of any additional clinical development required by FDA.  We anticipate that we will seek to fund our operations through public or private equity, debt financings or other sources, such as potential collaboration arrangements.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies.

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(5,729,646)	$(5,983,204)
Net cash provided by financing activities	$4,618,297	$7,389,101
Net increase (decrease) in cash and cash equivalents	$(1,111,349)	$1,405,897

Operating Activities.  The primary use of our cash has been to fund our clinical research and other general operations.  The cash used in operating activities during the nine months ended September 30, 2018 was primarily related to the preparation of our NDA.  The cash used in operating activities during the nine months ended September 30, 2017 was primarily related to preparing for our comparative exposure PK clinical trial and the manufacturing of Gimoti for such trial. We expect that cash used in operating activities for the remainder of 2018 will remain consistent with the three months ended September 30, 2018.

Financing Activities.  During the nine months ended September 30, 2018, we received net proceeds of approximately $4.6 million from the sale of 1,985,054 shares of common stock pursuant to the FBR Sales Agreement.  During the nine months ended September 30, 2017, we received net proceeds of approximately $7.3 million from the sale of 2,775,861 shares of common stock from an underwritten public offering. In addition, during the nine months ended September 30, 2018 and 2017, we received proceeds of approximately $47,000 and $135,000 from the sale of 28,869 and 75,529 shares of common stock, respectively, through our ESPP.

We believe that our existing cash and cash equivalents as of September 30, 2018 will be sufficient to meet our anticipated cash requirements and fund operations through June 2019.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Off-Balance Sheet Arrangements

Through September 30, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2018, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as set forth below:

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

In December 2016, we announced the completion of a pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA.  Data from the comparative exposure PK trial will serve as a portion of the 505(b)(2) data package to include prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets.  In October 2017, we announced positive topline results from the comparative exposure PK trial.  In addition, based on feedback received from FDA at an additional pre-NDA meeting, we proposed a risk mitigation strategy and post-approval safety trial as part of our NDA submission.  We submitted the NDA for Gimoti to FDA on June 1, 2018 and received our Day-74 communication letter in August 2018.  The letter stated that our NDA was sufficiently complete to permit a substantive review and set a target goal date under PDUFA of April 1, 2019.  Even with the issuance of the Day-74 letter, FDA may raise substantive filing review issues, such as the potential review issues identified by FDA in the Day-74 letter, including, among others, Cmax falling below the bioequivalence range in the comparative exposure PK trial, the proposed duration of use for Gimoti being shorter as compared to the maximum approved dosing duration for the referenced listed drug, Reglan Tablets, and the available safety database supporting such duration, the adequacy of the proposed risk evaluation and mitigation strategy, or REMS, included in the NDA, and the existing data supporting a female-only indication.

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

•	FDA may disagree with the design of any other future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results, including our analysis of results of the PK trial;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through June 2019, although there can be no assurance in that regard. We will be required to raise additional funds in order to continue as a going concern beyond that time.

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

•	the costs involved for additional data collection and analysis to respond to FDA questions related to the NDA;
•	the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for Gimoti;
•	the costs of establishing or outsourcing sales, marketing and distribution capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Gimoti;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

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

We completed our Phase 3 clinical trial in female subjects with symptoms associated with acute and recurrent diabetic gastroparesis and announced in July 2016 that Gimoti did not achieve its primary endpoint of symptom improvement at Week 4.  While we submitted the results from the comparative exposure PK trial as a portion of the 505(b)(2) NDA submission that will include prior efficacy and safety data developed by us along with FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets, there is no guarantee that regulators will agree with our assessment of the clinical trials for Gimoti conducted to date, including the comparative exposure PK trial. In addition, we have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third-party contract research organizations to assist us in this process. FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional clinical trials, or preclinical or other studies.

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

We submitted an NDA for Gimoti in June 2018. Under PDUFA, FDA is subject to a two-tiered system of review times – Standard Review and Priority Review. For drugs subject to standard review, such as Gimoti, FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. In its Day-74 filing communication letter, FDA assigned a target goal date of April 1, 2019 for the Gimoti NDA. The review process and the PDUFA goal date may be extended if FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission prior to the PDUFA target goal date. FDA’s review goals are subject to change, and it is unknown whether the review of our NDA will be completed within FDA’s review goals or will be delayed. Moreover, the duration of FDA’s review may depend on the number and type of other NDAs that are submitted with FDA around the same time period. In addition, FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

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

In addition, in a written communication, FDA responded to our request for proprietary name review by conditionally accepting our proposed proprietary brand name, Gimoti. However, FDA could still fail to finally approve this proprietary name through the NDA review process. FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with the names of other products, which could lead to identification of the wrong medication or other prescribing, ordering, dispensing, administration, or monitoring errors. FDA may also object to a product name if it believes the name functions to overstate the efficacy, minimize the risk, broaden the proposed indication, make unsubstantiated superiority claims, or is otherwise false or misleading. If FDA objects to the product name Gimoti as part of the NDA review process, we may be required to adopt an alternative name for our product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Gimoti and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidate.

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

FDA has the authority to require a REMS as a condition of approval of an NDA or following approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In March 2009, FDA informed drug manufacturers that it will require a REMS for metoclopramide drug products, including a Medication Guide, elements to assure safe use (including an education program for prescribers and materials for prescribers to educate patients), and a timetable for submission of assessments of at least six months, 12 months, and annually after the REMS is approved. In addition, FDA requested we include a proposal for a risk mitigation strategy in our NDA submission, and we have proposed elements of a REMS and a proposal for a post-approval safety trial with the NDA submission for Gimoti. At this time the elements of the REMS for Gimoti are unclear as there are varying levels of requirements that may include a Medication Guide, similar to the Reglan Tablet, and other elements, such as a communication plan and an implementation plan, designed to ensure safe use, as well as a timetable for submission of post-marketing assessments after the REMS is approved.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.  For example, certain policies of the current administration may impact our business and industry.  Namely, several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, a hiring freeze was ordered for all executive departments and agencies, including FDA, which prohibits FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. Although certain positions at FDA may be exempt from the freeze, an under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Moreover, on January 30, 2017, an additional Executive Order was issued applicable to all executive agencies, including FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Evoke Pharma, Inc.

Date: November 13, 2018	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)