Form 10-Q
period 2019-03-31
Evoke Pharma Inc
filed 2019-05-08
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OR THE EXCHANGE ACT OF 1934

Commission File Number 001-36075

EVOKE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447886
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

420 Stevens Avenue, Suite 370, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 345-1494

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVOK	The Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2019, the registrant had 23,261,650 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,028,550	$5,319,004
Prepaid expenses	219,479	329,218
Other current assets	11,551	—
Total current assets	4,259,580	5,648,222
Operating lease right-of-use asset	103,252	—
Other assets	—	11,551
Total assets	$4,362,832	$5,659,773

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$491,831	$476,202
Accrued compensation	692,304	1,158,251
Operating lease liability	103,252	—
Total current liabilities	1,287,387	1,634,453

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 17,877,533 and 17,427,533 at March 31, 2019 and December 31, 2018, respectively	1,788	1,743
Additional paid-in capital	83,643,658	82,628,312
Accumulated deficit	(80,570,001)	(78,604,735)
Total stockholders' equity	3,075,445	4,025,320
Total liabilities and stockholders' equity	$4,362,832	$5,659,773

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$746,882	$1,385,366
General and administrative	1,223,013	1,032,245
Total operating expenses	1,969,895	2,417,611
Loss from operations	(1,969,895)	(2,417,611)
Other income:
Interest income	4,629	1,433
Gain from change in fair value of warrant liability	—	433,392
Total other income	4,629	434,825
Net loss	$(1,965,266)	$(1,982,786)

Net loss per share of common stock, basic and diluted	$(0.11)	$(0.13)

Weighted-average shares used to compute basic and diluted net loss per share	17,484,318	15,427,037

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	17,427,533	$1,743	$82,628,312	$(78,604,735)	$4,025,320
Stock-based compensation expense	—	—	378,959	—	378,959
Issuance of common stock, net	450,000	45	636,387	—	636,432
Net loss	—	—	—	(1,965,266)	(1,965,266)
Balance at March 31, 2019	17,877,533	$1,788	$83,643,658	$(80,570,001)	$3,075,445

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	15,413,610	$1,541	$73,202,863	$(71,038,655)	$2,165,749
Stock-based compensation expense	—	—	393,775	—	393,775
Issuance of common stock, net	268,870	27	544,616	—	544,643
Reclassification of warrant liability due to warrant amendment	—	—	3,267,885	—	3,267,885
Net loss	—	—	—	(1,982,786)	(1,982,786)
Balance at March 31, 2018	15,682,480	$1,568	$77,409,139	$(73,021,441)	$4,389,266

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating activities
Net loss	$(1,965,266)	$(1,982,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	378,959	393,775
Change in fair value of warrant liability	—	(433,392)
Change in operating assets and liabilities:
Prepaid expenses and other assets	142,299	83,682
Accounts payable and other current liabilities	(482,878)	(879,245)
Net cash used in operating activities	(1,926,886)	(2,817,966)

Financing activities
Proceeds from issuance of common stock, net	636,432	544,643
Net cash provided by financing activities	636,432	544,643
Net decrease in cash and cash equivalents	(1,290,454)	(2,273,323)
Cash and cash equivalents at beginning of period	5,319,004	7,679,267
Cash and cash equivalents at end of period	$4,028,550	$5,405,944

Non-cash financing activities
Reclassification of warrant liability to equity due to amendment of warrants	—	$3,267,885

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

Since its inception, the Company has devoted substantially all of its efforts to developing its sole product candidate, Gimoti™, and has not realized revenues from its planned principal operations.  The Company filed a 505(b)(2) New Drug Application (“NDA”) for Gimoti with the U.S. Food and Drug Administration (“FDA”) on June 1, 2018, and on April 1, 2019, the Company received a Complete Response Letter (“CRL”) from FDA for the NDA. The CRL stated that FDA has determined it cannot approve the NDA in its present form and provided recommendations to address the two remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality/device quality. FDA did not request any new clinical data and did not raise any safety concerns.

The Company does not anticipate realizing revenues until FDA approves the NDA and the Company begins commercializing Gimoti, which events may never occur.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has substantial expenditures for research and development, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. Although the Company ended the first quarter of 2019 with approximately $4.0 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to pre-approval and pre-commercialization activities, including interactions with FDA on the Company’s NDA submission for Gimoti, responding to approvability issues raised in the CRL received from FDA, manufacturing of registration batches of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes, based on its current operating plan, that its existing cash and cash equivalents, including net proceeds from the sale of common stock in April 2019, as disclosed in Note 5, will be sufficient to fund its operations into the first quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Novos Growth, LLC (“NGP”) Working Capital Loan and the NGP Credit Agreement, as disclosed in Note 6, that may extend the Company’s cash runway into the second half of 2020, without accounting for any future Gimoti product revenue, although there can be no assurance in that regard. Under either situation, the Company may be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. There can be no assurance that the Company will be able to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA.  Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, the Company will be required to curtail all of its activities and may be required to liquidate, dissolve or otherwise wind down its operations.

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Contract Research Organizations and Consultants

The Company relies on contract research organizations (“CROs”) and consultants to assist with ongoing regulatory discussions and submissions supporting the NDA.  If these CROs and consultants are unable to continue their support, this could adversely affect FDA’s review of the NDA.

In addition, the Company relies on third-party manufacturers for the production of Gimoti. If the third-party manufacturers are unable to continue manufacturing Gimoti, or if the Company loses one of its sole source suppliers used in its manufacturing processes, the Company may not be able to meet any development needs or commercial supply demand for Gimoti, if approved by FDA, and the development and/or commercialization of Gimoti could be materially and adversely affected.

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

Warrant Accounting

In March 2018, the Company entered into warrant amendments (the “Warrant Amendments”) with each of the holders of the Company’s outstanding warrants to purchase common stock issued on July 25, 2016 and August 3, 2016 (the “Warrants”).  As a result of the Warrant Amendments, the Warrants are no longer classified as a liability on the Company’s balance sheet, were adjusted to fair value as of the date of the Warrant Amendments, and were reclassified to additional paid-in capital, a component of stockholders’ equity.

Prior to the Warrant Amendments, the Warrants were classified as warrant liability and recorded at fair value. These Warrants contained a feature that could have required the transfer of cash in the event a change of control occurred without the authorization of our board of directors, and therefore, were classified as a liability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, Distinguishing Liabilities from Equity.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company excluded 45,000 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three months ended March 31, 2018.  Since the Company’s repurchase right lapsed upon the filing of the NDA in June 2018, the Company no longer has any common stock subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of common stock subject to repurchase, warrants to purchase common stock, options to purchase common stock under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Common stock subject to repurchase	—	45,000
Warrants to purchase common stock	2,713,561	2,797,561
Common stock options	3,672,624	2,811,624
Employee stock purchase plan	6,126	6,902
Total excluded securities	6,392,311	5,661,087

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The Company adopted this standard effective January 1, 2019, as required.  The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception. The Company elected the “package of practical expedients,” which permits the Company not to reassess prior conclusions about lease identifications, lease classification and initial direct costs. The Company also elected not to separate lease and non-lease components when certain conditions are met.  As discussed in Note 3, the Company’s only significant lease is its facility lease, which expires on December 31, 2019, and is classified as an operating lease.

3. Commitments

Facility Lease

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, and has an expiration date of December 31, 2019. According to ASU No. 2016-02, the Company recognized an operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and then amortizes the ROU assets and liabilities over the lease term. The Company applies a discount rate to the minimum lease payments within the lease agreement to determine the value of right-of-use assets and lease liabilities. Unless the rate implicit in the lease is determinable, ASU No. 2016-02 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The Company noted that the implicit rate in the lease was not determinable and calculated its incremental borrowing rate primarily based on the Company’s assumed borrowing rate of 12%. On January 1, 2019, the Company recorded an operating lease ROU asset and liability of approximately $136,000 based on the present value of the remaining minimum lease payments. During the three months ended March 31, 2019, operating lease ROU asset and liability were included in prepaid expenses and other assets and accounts payable and other current liabilities, respectively, on the statement of cash flows.

Rent expense for the three months ended March 31, 2019 and 2018 was approximately $38,000 and $35,000, respectively.  The Company also pays pass through costs and utility costs, which are expensed as incurred.

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

5. Stockholders’ Equity

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the three months ended March 31, 2018, the Company sold 268,870 shares of common stock at a weighted-average price per share of $2.10 pursuant to the FBR Sales Agreement and received proceeds of approximately $545,000, net of commissions and fees.  During the three months ended March 31, 2019, the Company sold 450,000 shares of common stock at a weighted-average price per share of $1.44 pursuant to the FBR Sales Agreement and received proceeds of approximately $636,000, net of commissions and fees. In April 2019, the Company sold 5,384,117 shares of common stock at a weighted-average price per share of $0.86 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.5 million, net of commissions and fees.

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

Warrants

In March 2018, the Company entered into the Warrant Amendments with each of the holders of the Company’s outstanding Warrants acquired as a part of the Company’s financings which closed in July and August 2016. As a result of the Warrant Amendments, all of the remaining Warrants to purchase 2,449,129 shares of the Company’s common stock are no longer required to be classified as liabilities.  The value of the amended Warrants was adjusted to the fair value immediately prior to the Warrant Amendments, resulting in a net gain of approximately $433,000 in the statement of operations, and approximately $3.3 million was reclassified from warrant liability to additional paid-in capital.

In September 2018, warrants to purchase 84,000 shares of the Company’s common stock, issued to representatives of the underwriters in connection with the Company’s initial public offering in September 2013, expired and were cancelled.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees.  Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Common Stock Options
Risk free interest rate	2.55%	2.66%
Expected option term	6.0 years	6.0 years
Expected volatility of common stock	90.34%	90.15%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Employee Stock Purchase Plan
Risk free interest rate	2.52%	1.85%
Expected term	0.5 years	0.5 years
Expected volatility of common stock	130.36%	58.76%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$152,174	$188,777
General and administrative	226,785	204,998
Total stock-based compensation expense	$378,959	$393,775

As of March 31, 2019, there were approximately $2.9 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.52 years.

6. Commercial Services Agreement

On January 5, 2019, the Company entered into a commercial services agreement with NGP (the “NGP Agreement”) for the commercialization of Gimoti.  Pursuant to the NGP Agreement, NGP will manage the commercial operations for a dedicated sales team to market Gimoti, if approved by FDA, to gastroenterologists and other targeted health care providers.

Under the terms of the NGP Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti.  The Company will also retain a contract sales organization, which would be managed by NGP.  The Company will record sales for Gimoti and retain more than 80% of product profits.  NGP will receive a percentage of product profits in the mid-to-high teens as a service fee (such product profit amount, the “Contribution Profits”).

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

The term of the NGP Agreement is five years from the date of commercial launch of Gimoti, if any, after which the Company will recapture 100% of product sales and assume all corresponding responsibilities.  Within 30 days after each one-year anniversary of the NGP Agreement, either party may terminate the NGP Agreement if net sales of Gimoti do not meet certain annual thresholds.  Either party may terminate the NGP Agreement for the material breach of the other party, subject to a 60-day cure period, or in the event an insolvency petition of the other party is pending for more than 60 days. Either party may also terminate the NGP Agreement upon
30-days written notice to the other party if Gimoti is subject to a safety recall, the parties are unable to agree to a commercialization plan and budget by a specified date, or if the Contribution Profit is negative for any calendar quarter beginning with the first full calendar quarter nine months following commercial launch. In addition, NGP may terminate the NGP Agreement if the Company withdraws Gimoti from the market for more than 180 days or if the Company is unable to provide product samples for use by the salesforce in a timely manner. NGP may also terminate the NGP Agreement since Gimoti was not approved by FDA by April 30, 2019, but, as of May 7, 2019, has not elected to do so. The Company may terminate the NGP Agreement upon a change of control of the Company, subject to a one-time payment equal to between four times and one times annualized service fees paid by the Company under the NGP Agreement, with such amount based on which year (between one and five years) after commercial launch the change of control occurs, provided if the change of control occurs within one year of commercial launch, such amount will be the greater of the specified annualized service fee amount and $5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 6, 2019.  Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, such as the New Drug Application, or NDA, for Gimoti and our plans and expectations to address the issues raised in the Complete Response Letter, or CRL, received from U.S. Food and Drug Administration, or FDA, regulatory developments, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q completely.  As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.  Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.  For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of individuals worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide designed to provide systemic delivery of the molecule through the nasal mucosa. We submitted an NDA for Gimoti to FDA on June 1, 2018 and received a Day-74 FDA filing communication letter in August 2018.  The letter stated that the NDA was sufficiently complete to permit a substantive review and set a target goal date under the Prescription Drug User Fee Act, or PDUFA, of April 1, 2019.

On March 1, 2019, we received a multi-disciplinary review letter, or DRL, from FDA, which provided preliminary notice of certain deficiencies identified during FDA’s initial review of the Gimoti NDA. Specifically, the DRL described concerns with the information provided in the NDA that insufficient evidence had been offered regarding product quality control and reproducibility for the commercially available sprayer device used with Gimoti, that there is a lack of adequate information to support sex-based efficacy claims and that the pharmacology data provided may not demonstrate bioavailability to the Listed Drug, Reglan Tablets10 mg. On March 14, 2019, we submitted a response to the DRL to FDA.  In addition, on March 21, 2019, we had a meeting with FDA to obtain feedback on our responses.

On April 1, 2019, we received a CRL from FDA for our NDA. The CRL, which cited fewer issues than the DRL, stated that FDA has determined it cannot approve the NDA in its present form and provided recommendations to address the two remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality/device quality. FDA did not request any new clinical data and did not raise any safety concerns.

The clinical pharmacology issue was specific to a low maximum observed plasma concentration, or Cmax, in subjects representing less than 5% of the total administered Gimoti doses in the pivotal pharmacokinetic, or PK, study. FDA stated the overall lower mean Cmax was driven by the data from these few doses. Without the aberrant doses, our analysis shows the data met the bioequivalence criteria for both men and women, although there is no assurance that FDA will agree with our conclusion. FDA recommended a root cause analysis to determine the origin of the PK variability and mitigation strategies to address the issue. Additionally, FDA requested data from three registration batches of commercial product to be manufactured at the proposed commercial manufacturing site, by the proposed commercial process and tested using validated analytical methods. These data were requested to provide additional support for the proposed acceptance criteria for droplet size distribution and other essential performance characteristrics for the commercial product specifications.

We believe that the issues raised by the CRL, which were related to the concerns over reproducible dose delivery, can be addressed, and expect to meet and work with FDA to gain a fuller understanding of FDA’s requirements for approval. However, there is no guarantee that we will be able to adequately address the issues raised to FDA’s satisfaction.

On January 5, 2019, we entered into a commercial services agreement, or NGP Agreement, with Novos Growth, LLC, or NGP, for the commercialization of Gimoti.  Pursuant to the NGP Agreement, NGP will manage the commercial operations for a dedicated sales team to market Gimoti, if approved by FDA, to gastroenterologists and other targeted health care providers.

Under the terms of the NGP Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti.  We will also retain a contract sales organization, which would be managed by NGP.  We will record sales for Gimoti and retain more than 80% of product profits.  NGP will receive a percentage of product profits, or Contribution Profits, in the mid-to-high teens as a service fee.  During the term of the NGP Agreement, NGP agrees to not commercialize a competing product in the United States other than pursuant to the NGP Agreement.

Pursuant to the NGP Agreement, NGP has agreed to finance our working capital requirements for specified commercialization costs in an amount by which Contribution Profits are expected to fall (or do actually fall) below zero (as projected by sales forecasts and a commercialization budget) to be drawn by us on a monthly basis, as needed, or NGP Working Capital Loan, pursuant to a credit agreement between us and NGP, or NGP Credit Agreement.  The NGP Working Capital Loan will be repaid by us, if at all, only out of positive Contribution Profits, unless the NGP Agreement is terminated (a) by NGP due to a material breach by us, or (b) by us other than due to the gross negligence or intentional misconduct of NGP.  Termination of the NGP Agreement by NGP for any other reason (including, without limitation, minimum net sales thresholds and negative Contribution Profits, as described below) will cause the NGP Working Capital Loan to be forgiven in full.  The interest rate and other terms of the NGP Working Capital Loan will be set forth in the NGP Credit Agreement.

In addition, under the NGP Agreement, NGP has agreed to provide a line of credit of up to $5.0 million to us following NDA approval of Gimoti, if any, and for a period of up to nine months thereafter. The line of credit will be extended pursuant to a credit agreement to be negotiated in good faith by the parties.  NGP will receive a low single digit percentage on net sales of Gimoti, or NGP Credit Fee, in lieu of any interest on the line of credit; provided that in no event shall the cumulative NGP Credit Fee exceed twice the amount of the principal borrowed by us.  The line of credit will mature on the earlier of 30 days following the date the NGP Credit Fee is twice the amount of the borrowed principal and the two-year anniversary of the date the principal is borrowed by us.  In the event we secure financing from a third-party wholesale distributor for the purchase of Gimoti for launch in excess of $2.5 million dollars, NGP will no longer be required to offer the line of credit.

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

As of March 31, 2019, we had cash and cash equivalents of approximately $4.0 million. Current cash on hand, including the approximately $4.5 million of net proceeds received in April 2019 from the sale of common stock through the FBR Sales Agreement, is intended to fund interactions with FDA on the NDA submission for Gimoti, respond to approvability issues raised in the CRL received from FDA, and manufacture registration batches of Gimoti. In addition, cash will be needed to fund pre-commercialization and pre-approval activities for Gimoti, including hiring a sales force, preparing for marketing and commercial manufacturing of Gimoti, and general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents, including net proceeds from our sale of common stock in April 2019, will be sufficient to fund our operations into the first quarter of 2020. If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement that may extend our cash runway into the second half of 2020, without accounting for any future Gimoti product revenue, although there can be no assurance in that regard. Under either situation, we may be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  While we submitted the NDA for Gimoti in June 2018, the successful development and commercialization of Gimoti is still highly uncertain, in part due to our receipt of the CRL from FDA. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Gimoti, though such costs may be significant.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

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

Other Income

Other income consists primarily of changes in the fair value of the warrant liability, which represents the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period. The warrant liability was revalued each reporting period until March 2018, when we entered into warrant amendments, or the Warrant Amendments, with each of the holders of our outstanding warrants to purchase common stock issued on July 25, 2016 and August 3, 2016, or the Warrants.  We previously used the Black Scholes valuation model to value the related warrant liability at each reporting date.  As a result of the Warrant Amendments, the Warrants are no longer required to be accounted for as a liability and are no longer required to be revalued at each reporting period.

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

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019.

Other Information

None.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018
Research and development expenses	$746,882	$1,385,366	$(638,484)
General and administrative expenses	$1,223,013	$1,032,245	$190,768
Other (income)	$(4,629)	$(434,825)	$(430,196)

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, decreased by approximately $638,000. During 2019, we incurred expenses responding to requests for additional information from FDA, and preparing for future manufacturing and potential commercial launch of Gimoti, while in 2018 we incurred expenses preparing the Gimoti NDA. Costs incurred in 2019 included approximately $572,000 for wages, taxes and employee insurance, including approximately $152,000 of stock-based compensation expense, approximately $103,000 related to manufacturing, and approximately $68,000 related to responding to FDA questions on the NDA and the DRL. Costs incurred in 2018 included approximately $726,000 for wages, taxes and employee insurance, including approximately $189,000 of stock-based compensation expense, approximately $440,000 related to the preparation of the NDA, and approximately $211,000 related to manufacturing costs.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, increased by approximately $191,000. Costs incurred in 2019 primarily included approximately $617,000 for wages, taxes and employee insurance, including approximately $227,000 of stock-based compensation expense, approximately $491,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $35,000 for pre-commercialization costs. Costs incurred in 2018 primarily included approximately $459,000 for wages, taxes and employee insurance, including approximately $205,000 of stock-based compensation expense, and approximately $481,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Income. Other income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, decreased by approximately $430,000 due primarily to no longer being required to revalue the Warrants.  Since the date of the Warrant Amendments in March 2018, the Warrants are no longer classified as a liability on our balance sheet, were adjusted to fair value and were reclassified to additional paid-in capital, a component of stockholders’ equity.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement. During the year ended December 31, 2018, we sold 1,985,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.6 million, net of commissions and fees.  During the three months ended March 31, 2019, we sold 450,000 shares of common stock at a weighted-average price per share of $1.44 pursuant to the FBR Sales Agreement and received proceeds of approximately $636,000, net of commissions and fees. In April 2019, we sold 5,384,117 shares of common stock at a weighted-average price per share of $0.86 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.5 million, net of commissions and fees.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K (“Form 10-K”), and our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules.  As of April 30, 2019, our public float was approximately $34.3 million, based on 20,183,420 shares of outstanding common stock held by non-affiliates at a price of $1.70 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on April 1, 2019.  As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of April 30, 2019, we had the capacity to issue up to approximately $2.1 million of additional shares of common stock pursuant to the FBR Sales Agreement.

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

In March 2018, we entered into the Warrant Amendments with each of the holders of our outstanding Warrants acquired as part of our financings which closed in July and August 2016. As a result of the Warrant Amendments, all of the remaining Warrants to purchase 2,449,129 shares of our common stock are no longer required to be classified as liabilities.  The value of the amended Warrants was adjusted to the fair value immediately prior to the Warrant Amendments, resulting in a gain of approximately $433,000 in the statement of operations, and approximately $3.3 million was reclassified from warrant liability to additional paid-in capital, a component of stockholders’ equity.

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  We believe, based on our current operating plan, that our existing cash and cash equivalents, including net proceeds from the sale of common stock in April 2019, will be sufficient to fund our operations into the first quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement that may extend our cash runway into the second half of 2020, without accounting for any future Gimoti product revenue, although there can be no assurance in that regard. Under either situation, we may be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

These estimates of cash runway could be shortened if there are any significant increases in planned spending on responding to the issues raised by FDA in the CRL, pre-commercialization and pre-approval activities, including hiring a sales force, preparing for marketing and manufacturing of Gimoti, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	respond to the issues raised in the CRL, conduct additional development activities, if required, and prepare an NDA resubmission;
•	continue the pre-approval and pre-commercialization activities for Gimoti;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(1,926,886)	$(2,817,966)
Net cash provided by financing activities	$636,432	$544,643
Net increase (decrease) in cash and cash equivalents	$(1,290,454)	$(2,273,323)

Operating Activities.  The primary use of our cash has been to fund our clinical research and other general operations. The cash used in operating activities during the three months ended March 31, 2019 was primarily related to ongoing communication with FDA related to the NDA and the DRL, and pre-approval and pre-commercialization activities. The cash used in operating activities during the three months ended March 31, 2018 was primarily related to the preparation of the NDA. We expect that cash used in operating activities will increase in 2019 due to responding to the CRL and pre-approval and pre-commercialization activities, as well as commercialization activities should FDA approve the NDA for Gimoti.

Financing Activities.  During the three months ended March 31, 2019, we received net proceeds of approximately $636,000 from the sale of 450,000 shares of common stock pursuant to the FBR Sales Agreement. During the three months ended March 31, 2018, we received net proceeds of approximately $545,000 from the sale of 268,870 shares of common stock pursuant to the FBR Sales Agreement.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti, including to address the issues raised by FDA in the CRL and to resubmit the NDA;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we receive approval of the NDA if and when it is resubmitted;
•	FDA may disagree with the design of our future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
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

Off-Balance Sheet Arrangements

Through March 31, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2019, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019, other than as set forth below:

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, Gimoti

Our business is entirely dependent on the success of Gimoti, which failed to achieve the primary endpoint of symptom improvement in a Phase 3 clinical trial in female patients with symptoms associated with diabetic gastroparesis. While we are continuing to pursue regulatory approval based on the results of our completed comparative exposure PK trial, we received a CRL from FDA for our Gimoti NDA and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, Gimoti.

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

On April 1, 2019, we received a CRL from FDA for our NDA. The CRL stated that FDA determined it could not approve the NDA in its present form and provided recommendations to address the two remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality/device quality. FDA did not request any new clinical data and did not raise any safety concerns.

The clinical pharmacology issue was specific to a low Cmax in subjects representing less than 5% of the total administered Gimoti doses in the pivotal PK study. FDA stated the overall lower mean Cmax was driven by the data from these few doses. Without the aberrant doses, our analysis shows the data met the bioequivalence criteria for both men and women, although there is no assurance that FDA will agree with our conclusion. FDA recommended a root cause analysis to determine the origin of the PK variability and mitigation strategies to address the issue. Additionally, FDA requested data from three registration batches of commercial product to be manufactured at the proposed commercial manufacturing site, by the proposed commercial process and tested using validated analytical methods These data were requested to provide additional support for the proposed acceptance criteria for droplet size distribution and other essential performance characteristics for the commercial product specifications. We believe that the issues raised by the CRL, which were related to the concerns over reproducible dose delivery, can be addressed, and expect to meet and work with FDA to gain a fuller understanding of FDA’s requirements for approval. However, there is no guarantee that we will be able to adequately address the issues raised to FDA’s satisfaction.

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

•	FDA may not agree with the analysis of our clinical trial results, including our analysis of results of the PK trial;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we receive approval of the NDA if and when it is resubmitted;
•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2020. If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement that may extend our cash runway into the second half of 2020, without accounting for any future Gimoti product revenue, although there can be no assurance in that regard.  Under either situation, we may be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to raise additional funds to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

•	the costs involved for additional data collection and analysis to respond to FDA questions related to the NDA and to respond to the CRL and resubmit the NDA;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for Gimoti;
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

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Furthermore, the issuance of additional shares or other securities by us, or the possibility of such issuance, may cause the market price of our shares to decline and dilute the holdings of our existing stockholders. If we raise additional funds by incurring debt, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business. We cannot provide any assurance that our existing capital resources will be sufficient to enable us to identify or execute a viable plan for continued clinical development of Gimoti, resubmit the NDA or to otherwise survive as a going concern.

Final marketing approval for Gimoti by FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We submitted an NDA for Gimoti in June 2018. Under PDUFA, FDA is subject to a two-tiered system of review times - Standard Review and Priority Review. For drugs subject to standard review, such as Gimoti, FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. In its Day-74 filing communication letter, FDA assigned a target goal date under PDUFA of April 1, 2019 for the Gimoti NDA. On April 1, 2019, we received a CRL from FDA for our NDA. The CRL stated that FDA could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. We believe that the issues raised by the CRL, can be addressed, and we expect to meet and work with FDA to gain a fuller understanding of FDA’s requirements for approval. However, there is no guarantee that we will be able to adequately address the issues raised to FDA’s satisfaction.

Moreover, the duration of FDA’s review of any resubmitted NDA may depend on the number and type of other NDAs that are submitted with FDA around the same time period. In addition, FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

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

In addition, in a written communication, FDA responded to our request for proprietary name review by conditionally accepting our proposed proprietary brand name, Gimoti. However, FDA issued the CRL even though it had previously approved this proprietary name. FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with the names of other products, which could lead to identification of the wrong medication or other prescribing, ordering, dispensing, administration, or monitoring errors. FDA may also object to a product name if it believes the name functions to overstate the efficacy, minimize the risk, broaden the proposed indication, make unsubstantiated superiority claims, or is otherwise false or misleading. If FDA objects to the product name Gimoti as part of any NDA resubmission review process, we may be required to adopt an alternative name for our product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Gimoti and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidate.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents, including net proceeds from the sale of common stock in April 2019, will be sufficient to fund our operations into the first quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement that may extend our cash runway into the second half of 2020, without accounting for any future Gimoti product revenue, although there can be no assurance in that regard. This period could be shortened if there are any significant increases in planned spending on our Gimoti development program than anticipated. Under either situation, we may be required to raise additional funds in order to continue as a going concern. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize Gimoti.

We will require substantial additional future capital in order to finance any additional development activities for Gimoti, including any requirements requested by FDA, including our response to the approvability issues raised by FDA in the CRL, as well as for pre-commercial activities, including marketing and manufacturing of Gimoti. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, we currently may sell from time to time, at our option, up to an aggregate of $16.0 million of shares of our common stock through FBR, as sales agent pursuant to the FBR Sales Agreement. Sales pursuant to the FBR Sales Agreement are registered pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on December 28, 2017. As of April 30, 2019, we had sold approximately $10.0 million of shares of our common stock pursuant to the FBR Sales Agreement. However, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of April 30, 2019, our public float was approximately $34.3 million which means we may only sell approximately $2.1 million of securities using our shelf registration statements. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. In addition, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum closing bid price per share of $1.00 and continued business operations so that we are not characterized as a “public shell company.” As of the date hereof, the closing bid price of our common stock is below $1.00 per share. If we were to fail to meet the minimum closing bid price requirement of $1.00 for 30 consecutive business days, we could become subject to delisting. Although Nasdaq may provide us with a compliance period in which to regain compliance with the minimum closing bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by Nasdaq. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.5 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.6 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

10.1	Commercial Services Agreement, dated as of January 5, 2019, between the Company and Novos Growth, LLC. (certain portions of this exhibit have been omitted and are subject to confidential treatment)

10.2	First Amendment to the Commercial Services Agreement, dated as of February 28, 2019, between the Company and Novos Growth, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018

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

Evoke Pharma, Inc.

Date: May 8, 2019	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)