Form 10-Q
period 2019-06-30
Evoke Pharma Inc
filed 2019-08-08
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 24,113,956 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,440,079	$5,319,004
Prepaid expenses	109,739	329,218
Other current assets	11,551	—
Total current assets	7,561,369	5,648,222
Operating lease right-of-use asset	69,795	—
Other assets	—	11,551
Total assets	$7,631,164	$5,659,773

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$407,517	$476,202
Accrued compensation	807,706	1,158,251
Operating lease liability	69,795	—
Total current liabilities	1,285,018	1,634,453

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 24,113,956 and 17,427,533 at June 30, 2019 and December 31, 2018, respectively	2,411	1,743
Additional paid-in capital	89,027,832	82,628,312
Accumulated deficit	(82,684,097)	(78,604,735)
Total stockholders' equity	6,346,146	4,025,320
Total liabilities and stockholders' equity	$7,631,164	$5,659,773

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,205,599	$1,388,791	$1,952,481	$2,774,157
General and administrative	918,139	917,305	2,141,152	1,949,550
Total operating expenses	2,123,738	2,306,096	4,093,633	4,723,707
Loss from operations	(2,123,738)	(2,306,096)	(4,093,633)	(4,723,707)
Other income:
Interest income	9,642	2,902	14,271	4,335
Gain from change in fair value of warrant liability	—	—	—	433,392
Total other income	9,642	2,902	14,271	437,727
Net loss	$(2,114,096)	$(2,303,194)	$(4,079,362)	$(4,285,980)

Net loss per share of common stock, basic and diluted	$(0.09)	$(0.14)	$(0.20)	$(0.27)

Weighted-average shares used to compute basic and diluted net loss per share	23,258,567	16,425,468	20,371,442	15,926,253

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	17,427,533	$1,743	$82,628,312	$(78,604,735)	$4,025,320
Stock-based compensation expense	—	—	378,959	—	378,959
Issuance of common stock, net	450,000	45	636,387	—	636,432
Net loss	—	—	—	(1,965,266)	(1,965,266)
Balance at March 31, 2019	17,877,533	1,788	83,643,658	(80,570,001)	3,075,445
Stock-based compensation expense	—	—	344,841	—	344,841
Issuance of common stock, net	6,236,423	623	5,039,333	—	5,039,956
Net loss	—	—	—	(2,114,096)	(2,114,096)
Balance at June 30, 2019	24,113,956	$2,411	$89,027,832	$(82,684,097)	$6,346,146

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	15,413,610	$1,541	$73,202,863	$(71,038,655)	$2,165,749
Stock-based compensation expense	—	—	393,775	—	393,775
Issuance of common stock, net	268,870	27	544,616	—	544,643
Reclassification of warrant liability due to warrant amendment	—	—	3,267,885	—	3,267,885
Net loss	—	—	—	(1,982,786)	(1,982,786)
Balance at March 31, 2018	15,682,480	1,568	77,409,139	(73,021,441)	4,389,266
Stock-based compensation expense	—	—	387,429	—	387,429
Issuance of common stock, net	1,216,184	122	2,886,755	—	2,886,877
Net loss	—	—	—	(2,303,194)	(2,303,194)
Balance at June 30, 2018	16,898,664	$1,690	$80,683,323	$(75,324,635)	$5,360,378

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(4,079,362)	$(4,285,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	723,800	781,204
Change in fair value of warrant liability	—	(433,392)
Change in operating assets and liabilities:
Prepaid expenses and other assets	285,496	167,364
Accounts payable and other current liabilities	(485,247)	(808,904)
Net cash used in operating activities	(3,555,313)	(4,579,708)

Financing activities
Proceeds from issuance of common stock, net	5,676,388	3,431,520
Net cash provided by financing activities	5,676,388	3,431,520
Net increase (decrease) in cash and cash equivalents	2,121,075	(1,148,188)
Cash and cash equivalents at beginning of period	5,319,004	7,679,267
Cash and cash equivalents at end of period	$7,440,079	$6,531,079

Non-cash financing activities
Reclassification of warrant liability to equity due to amendment of warrants	—	$3,267,885

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

On July 25, 2019, the Company completed a type A meeting with FDA to obtain FDA’s feedback and agreement on the Company’s plan to address deficiencies cited in the CRL in support of a resubmission of the Gimoti NDA. The focus of the discussion was on topics noted in the CRL, including the root cause analysis of low drug exposure in the comparative bioavailability study and additional product quality/device quality control testing.

Based on FDA feedback and the meeting minutes, the Company will include its root cause analysis and previously collected patient use and experience information in its resubmission package. The Company also agreed to provide an analysis of pump performance characteristics on the nasal spray devices used in the comparative bioavailability study and 3-month stability data from commercial scale batches of Gimoti which the Company initiated manufacturing in June 2019. No additional human clinical trials were requested by FDA and the Company plans to resubmit the Gimoti NDA in the fourth quarter of 2019.

The Company does not anticipate realizing revenues until FDA approves the NDA and the Company begins commercializing Gimoti, which events may never occur.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has substantial expenditures for research and development, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company ended the second quarter of 2019 with approximately $7.4 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to pre-approval and pre-commercialization activities, including interactions with FDA on the Company’s NDA submission for Gimoti, responding to approvability issues raised in the CRL received from FDA, manufacturing of registration, and potentially commercial batches of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes, based on its current operating plan, that its existing cash and cash equivalents will be sufficient to fund its operations into the second quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Novos Growth, LLC (“NGP”) Working Capital Loan and the NGP Credit Agreement, as disclosed in Note 6. Under either situation, the Company will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

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

Notice of Delisting

On May 15, 2019, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company has been provided an initial period of 180 calendar days, or until November 11, 2019, to regain compliance. The letter states that Nasdaq will provide written notification that the Company has achieved compliance with its rules if at any time before November 11, 2019, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on The Nasdaq Capital Market.

The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by November 11, 2019.

If the Company does not regain compliance with Nasdaq listing rules by November 11, 2019, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance Nasdaq would grant the Company’s request for continued listing.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense and costs paid to third-party contractors for product development activities and drug product materials. The Company expenses costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase.  The Company excluded 30,165 and 37,582 shares of common stock subject to repurchase from the weighted-average number of common stock outstanding for the three and six months ended June 30, 2018, respectively.  Since the Company’s repurchase right lapsed upon the filing of the NDA in June 2018, the Company no longer has any common stock subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of common stock subject to repurchase, warrants to purchase common stock, options to purchase common stock under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock subject to repurchase	—	30,165	—	37,582
Warrants to purchase common stock	2,713,561	2,797,561	2,713,561	2,797,561
Common stock options	3,232,871	3,017,624	3,232,871	3,017,624
Employee stock purchase plan	—	19,144	—	26,047
Total excluded securities	5,946,432	5,864,494	5,946,432	5,878,814

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

3. Commitments

Facility Lease

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, and has an expiration date of December 31, 2019. According to ASU No. 2016-02, the Company recognized an operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and then amortizes the ROU assets and liabilities over the lease term. The Company applies a discount rate to the minimum lease payments within the lease agreement to determine the value of right-of-use assets and lease liabilities. Unless the rate implicit in the lease is determinable, ASU No. 2016-02 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The Company noted that the implicit rate in the lease was not determinable and calculated its incremental borrowing rate primarily based on the Company’s assumed borrowing rate of 12%. On January 1, 2019, the Company recorded an operating lease ROU asset and liability of approximately $136,000 based on the present value of the remaining minimum lease payments. During the six months ended June 30, 2019, operating lease ROU asset and liability were included in prepaid expenses and other assets and accounts payable and other current liabilities, respectively, on the statement of cash flows.

Rent expense for the three months ended June 30, 2019 and 2018 was approximately $36,000 and $35,000, respectively.  Rent expense for the six months ended June 30, 2019 and 2018 was approximately $74,000 and $69,000, respectively.  The Company also pays pass through costs and utility costs, which are expensed as incurred.

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

5. Stockholders’ Equity

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the six months ended June 30, 2018, the Company sold 1,485,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.4 million, net of commissions and fees. During the six months ended June 30, 2019, the Company sold 6,686,423 shares of common stock at a weighted-average price per share of $0.87 pursuant to the FBR Sales Agreement and received proceeds of approximately $5.7 million, net of commissions and fees.

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

In June 2019, the Company effected a one-time option exchange, wherein employees were offered the opportunity to exchange certain outstanding stock options for the grant of a lesser number of replacement stock options.  The participants received three new stock options for every four stock options tendered for exchange.  As a result, 2,456,999 stock options were exchanged for 1,842,746 replacement stock options.  The replacement stock options have a four-year vesting schedule and an exercise price of $0.62 per share, which was the closing price of the Company’s common stock on the date of the option exchange.  All other terms of the replacement stock options remain the same as the original stock options that were exchanged.  As a result of this transaction, the Company will recognize approximately $84,000 of additional stock-based compensation expense over the four-year vesting term of the exchanged options.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock Options
Risk free interest rate	1.80%-2.36%	2.85%	1.80%-2.55%	2.66%-2.85%
Expected option term	4.27-5.77 years	5.5 years	4.27-6.0 years	5.5-6.0 years
Expected volatility of common stock	101.46%-112.58%	92.30%	90.34%-112.58%	90.15%-92.30%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Employee Stock Purchase Plan
Risk free interest rate	2.52%	1.85%
Expected term	0.5 years	0.5 years
Expected volatility of common stock	130.36%	58.76%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$202,117	$168,733	$354,291	$357,510
General and administrative	142,724	218,696	369,509	423,694
Total stock-based compensation expense	$344,841	$387,429	$723,800	$781,204

As of June 30, 2019, there were approximately $2.7 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.4 years.

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

Pursuant to the NGP Agreement, upon any Gimoti NDA approval, NGP has agreed to finance the Company’s working capital requirements for specified commercialization costs in an amount by which Contribution Profits are expected to fall (or do actually fall) below zero (as projected by sales forecasts and a commercialization budget) to be drawn by the Company on a monthly basis, as needed (“NGP Working Capital Loan”), pursuant to a credit agreement to be negotiated in good faith between the Company and NGP (“NGP Credit Agreement”).  The NGP Working Capital Loan will be repaid by the Company, if at all, only out of positive Contribution Profits, unless the NGP Agreement is terminated (a) by NGP due to a material breach by the Company, or (b) by the Company other than due to the gross negligence or intentional misconduct of NGP.  Termination of the NGP Agreement by NGP for any other reason (including, without limitation, minimum net sales thresholds and negative Contribution Profits, as described below) will cause the NGP Working Capital Loan to be forgiven in full.  The interest rate and other terms of the NGP Working Capital Loan will be set forth in the NGP Credit Agreement.

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

The term of the NGP Agreement is five years from the date of commercial launch of Gimoti, if any, after which the Company will recapture 100% of product sales and assume all corresponding responsibilities.  Within 30 days after each one-year anniversary of the NGP Agreement, either party may terminate the NGP Agreement if net sales of Gimoti do not meet certain annual thresholds.  Either party may terminate the NGP Agreement for the material breach of the other party, subject to a 60-day cure period, or in the event an insolvency petition of the other party is pending for more than 60 days. Either party may also terminate the NGP Agreement upon
30-days written notice to the other party if Gimoti is subject to a safety recall, the parties are unable to agree to a commercialization plan and budget by a specified date, or if the Contribution Profit is negative for any calendar quarter beginning with the first full calendar quarter nine months following commercial launch. In addition, NGP may terminate the NGP Agreement if the Company withdraws Gimoti from the market for more than 180 days or if the Company is unable to provide product samples for use by the salesforce in a timely manner. NGP may also terminate the NGP Agreement, including the obligation to provide a line of credit, since Gimoti was not approved by FDA by April 30, 2019, but, as of August 7, 2019, has not elected to do so. The Company may terminate the NGP Agreement upon a change of control of the Company, subject to a one-time payment equal to between four times and one times annualized service fees paid by the Company under the NGP Agreement, with such amount based on which year (between one and five years) after commercial launch the change of control occurs, provided if the change of control occurs within one year of commercial launch, such amount will be the greater of the specified annualized service fee amount and $5 million.

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

On July 25, 2019, we completed a type A meeting with FDA to obtain FDA’s feedback and agreement on our plan to address deficiencies cited in the CRL in support of a resubmission of the Gimoti NDA. The focus of the discussion was on topics noted in the CRL, including the root cause analysis of low drug exposure in the comparative bioavailability study and additional product quality/device quality control testing.

Based on FDA feedback and the meeting minutes, we will include our root cause analysis and previously collected patient use and experience information in our resubmission package. We also agreed to provide an analysis of pump performance characteristics on the nasal spray devices used in the comparative bioavailability study and 3-month stability data from commercial scale batches of Gimoti which we initiated manufacturing in June 2019. No additional human clinical trials were requested by FDA and we plan to resubmit the Gimoti NDA in the fourth quarter of 2019.

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

Pursuant to the NGP Agreement, upon any Gimoti NDA approval, NGP has agreed to finance our working capital requirements for specified commercialization costs in an amount by which Contribution Profits are expected to fall (or do actually fall) below zero (as projected by sales forecasts and a commercialization budget) to be drawn by us on a monthly basis, as needed, or NGP Working Capital Loan, pursuant to a credit agreement, to be negotiated in good faith between us and NGP, or NGP Credit Agreement.  The NGP Working Capital Loan will be repaid by us, if at all, only out of positive Contribution Profits, unless the NGP Agreement is terminated (a) by NGP due to a material breach by us, or (b) by us other than due to the gross negligence or intentional misconduct of NGP.  Termination of the NGP Agreement by NGP for any other reason (including, without limitation, minimum net sales thresholds and negative Contribution Profits, as described below) will cause the NGP Working Capital Loan to be forgiven in full.  The interest rate and other terms of the NGP Working Capital Loan will be set forth in the NGP Credit Agreement.

In addition, under the NGP Agreement, NGP has agreed to provide a line of credit of up to $5.0 million to us following NDA approval of Gimoti, if any, and for a period of up to nine months thereafter. The line of credit will be extended pursuant to a credit agreement to be negotiated in good faith by the parties.  NGP will receive a low single digit percentage on net sales of Gimoti, or NGP Credit Fee, in lieu of any interest on the line of credit; provided that in no event shall the cumulative NGP Credit Fee exceed twice the amount of the principal borrowed by us.  The line of credit will mature on the earlier of 30 days following the date the NGP Credit Fee is twice the amount of the borrowed principal and the two-year anniversary of the date the principal is borrowed by us.  In the event we secure financing from a third-party wholesale distributor for the purchase of Gimoti for launch in excess of $2.5 million dollars, NGP will no longer be required to offer the line of credit.  NGP may terminate the NGP Agreement, including the obligation to provide a line of credit, since Gimoti was not approved by FDA by April 30, 2019, but, as of August 7, 2019, has not elected to do so.

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

As of June 30, 2019, we had cash and cash equivalents of approximately $7.4 million. Current cash on hand is intended to fund interactions with FDA on the NDA submission for Gimoti, respond to approvability issues raised in the CRL received from FDA, and manufacture registration batches of Gimoti. In addition, cash will be needed to fund pre-commercialization and pre-approval activities for Gimoti, including hiring a sales force, preparing for marketing and commercial manufacturing of Gimoti, and general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2020. If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement. Under either situation, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018
Research and development expenses	$1,205,599	$1,388,791	$(183,192)
General and administrative expenses	$918,139	$917,305	$834

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, decreased by approximately $183,000. During 2019, we incurred expenses primarily related to responding to requests for additional information from FDA and manufacturing registration batches of Gimoti, while in 2018 we incurred expenses primarily related to preparing the Gimoti NDA. Costs incurred in 2019 included approximately $758,000 for wages, taxes and employee insurance, including approximately $202,000 of stock-based compensation expense, and approximately $436,000 related to manufacturing. Costs incurred in 2018 included approximately $619,000 related to the preparation of the NDA, approximately $603,000 for wages, taxes and employee insurance, including approximately $169,000 of stock-based compensation expense, and approximately $160,000 related to manufacturing costs.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2019 remained consistent with expenses incurred during the three months ended June 30, 2018. Costs incurred in 2019 primarily included approximately $363,000 for wages, taxes and employee insurance, including approximately $143,000 of stock-based compensation expense, approximately $343,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $112,000 for outside consultants, and approximately $30,000 for pre-commercialization costs. Costs incurred in 2018 primarily included approximately $479,000 for wages, taxes and employee insurance, including approximately $219,000 of stock-based compensation expense, and approximately $307,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
Research and development expenses	$1,952,481	$2,774,157	$(821,676)
General and administrative expenses	$2,141,152	$1,949,550	$191,602
Other (income)	$(14,271)	$(437,727)	$(423,456)

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, decreased by approximately $822,000. During 2019, we incurred expenses primarily related to responding to requests for additional information from FDA and manufacturing registration batches of Gimoti, while in 2018 we incurred expenses primarily related to preparing the Gimoti NDA. Costs incurred in 2019 included approximately $1.3 million for wages, taxes and employee insurance, including approximately $354,000 of stock-based compensation expense, approximately $539,000 related to manufacturing, and approximately $75,000 related to responding to FDA questions on the NDA and the CRL. Costs incurred in 2018 included approximately $1.3 million for wages, taxes and employee insurance, including approximately $358,000 of stock-based compensation expense, approximately $1.1 million related to the preparation of the NDA, and approximately $371,000 related to manufacturing costs.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, increased by approximately $192,000. Costs incurred in 2019 primarily included approximately $980,000 for wages, taxes and employee insurance, including approximately $370,000 of stock-based compensation expense, approximately $834,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $114,000 for outside consultants, and approximately $66,000 for pre-commercialization costs. Costs incurred in 2018 primarily included approximately $938,000 for wages, taxes and employee insurance, including approximately $424,000 of stock-based compensation expense, and approximately $788,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Other Income. Other income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, decreased by approximately $423,000 due primarily to no longer being required to revalue the Warrants.  Since the date of the Warrant Amendments in March 2018, the Warrants are no longer classified as a liability on our balance sheet, were adjusted to fair value and were reclassified to additional paid-in capital, a component of stockholders’ equity.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement. During the year ended December 31, 2018, we sold 1,985,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.6 million, net of commissions and fees.  During the six months ended June 30, 2019, we sold 6,686,423 shares of common stock at a weighted-average price per share of $0.87 pursuant to the FBR Sales Agreement and received proceeds of approximately $5.7 million, net of commissions and fees. As of June 30, 2019, we had approximately $5.5 million remaining to sell under this Form S-3.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K (“Form 10-K”), and our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules.  As of July 31, 2019, our public float was approximately $25.9 million, based on 21,076,581 shares of outstanding common stock held by non-affiliates at a price of $1.23 per share, which was the last reported sale price of our common stock on The Nasdaq Capital Market on July 22, 2019.  As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of July 31, 2019, we had the capacity to issue up to approximately $1.7 million of additional shares of common stock pursuant to the FBR Sales Agreement.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement. Under either situation, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

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

On May 15, 2019, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market.

In accordance with Nasdaq listing rules, we have been provided an initial period of 180 calendar days, or until November 11, 2019, to regain compliance. The letter states that Nasdaq will provide written notification that we have achieved compliance with its rules if at any time before November 11, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The Nasdaq Capital Market.

We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by November 11, 2019.

If we do not regain compliance with Nasdaq listing rules by November 11, 2019, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	respond to the issues raised in the CRL, conduct additional development activities, if required, and prepare an NDA resubmission;
•	continue the pre-approval and pre-commercialization activities for Gimoti;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
Net cash used in operating activities	$(3,555,314)	$(4,579,708)	$(1,024,394)
Net cash provided by financing activities	$5,676,389	$3,431,520	$2,244,869
Net increase (decrease) in cash and cash equivalents	$2,121,075	$(1,148,188)	$3,269,263

Operating Activities.  The primary use of our cash has been to fund our clinical research, the preparation of our NDA, manufacture of Gimoti, and other general operations. The cash used in operating activities during the six months ended June 30, 2019 was primarily related to ongoing communication with FDA related to the NDA and the CRL, and manufacturing registration batches of Gimoti. The cash used in operating activities during the six months ended June 30, 2018 was primarily related to the preparation of the NDA. We expect that cash used in operating activities during the second half of 2019 will remain consistent with the first half of 2019 as we continue responding to the CRL, and working on pre-approval and pre-commercialization activities, as well as commercialization activities, should FDA approve the NDA for Gimoti.

Financing Activities.  During the six months ended June 30, 2019, we received net proceeds of approximately $5.7 million from the sale of 6,686,423 shares of common stock pursuant to the FBR Sales Agreement. During the six months ended June 30, 2018, we received net proceeds of approximately $3.4 million from the sale of 1,485,054 shares of common stock pursuant to the FBR Sales Agreement.

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

Off-Balance Sheet Arrangements

Through June 30, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2019, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

On July 25, 2019, we completed a type A meeting with FDA to obtain FDA’s feedback and agreement on our plan to address deficiencies cited in the CRL in support of a resubmission of the Gimoti NDA. The focus of the discussion was on topics noted in the CRL, including the root cause analysis of low drug exposure in the comparative bioavailability study and additional product quality/device quality control testing.

Based on FDA feedback and the meeting minutes, we will include our root cause analysis and previously collected patient use and experience information in our resubmission package. We also agreed to provide an analysis of pump performance characteristics on the nasal spray devices used in the comparative bioavailability study and 3-month stability data from commercial scale batches of Gimoti which we initiated manufacturing in June 2019. No additional human clinical trials were requested by FDA and we plan to resubmit the Gimoti NDA in the fourth quarter of 2019. However, FDA may determine that our root cause analysis and additional patient data and/or the stability data do not adequately address the issues raised in the CRL, or support approval of the NDA, and may later require us to conduct additional human clinical trials prior to approval.  In addition, FDA may not accept our planned NDA resubmission for review.

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

•	FDA may not agree with the analysis of our clinical trial results, including our analysis of results of the PK trial;
•	later developments with FDA that may be inconsistent with our recent type A meeting;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we receive approval of the NDA if and when it is resubmitted;
•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2020. If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement. Under either situation, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to raise additional funds to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

On July 25, 2019, we completed a type A meeting with FDA to obtain FDA’s feedback and agreement on our plan to address deficiencies cited in the CRL in support of a resubmission of the Gimoti NDA.  The focus of the discussion was on topics noted in the CRL, including the root cause analysis of low drug exposure in the comparative bioavailability study and additional product quality/device quality control testing.

Based on FDA feedback and the meeting minutes, we will include our root cause analysis and previously collected patient use and experience information in our resubmission. We also agreed to provide an analysis of pump performance characteristics on the nasal spray devices used in the comparative bioavailability study and 3-month stability data from commercial scale batches of Gimoti which we initiated manufacturing in June 2019. No additional human clinical trials were requested by FDA and we plan to resubmit the Gimoti NDA in the fourth quarter of 2019. However, FDA may determine that our root cause analysis and additional patient data and/or the stability data do not adequately address the issues raised in the CRL, or support approval of the NDA, and may later require us to conduct additional human clinical trials prior to approval.  In addition, FDA may not accept our planned NDA resubmission for review.

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

Currently, we have no internal sales, marketing or distribution capabilities. If Gimoti ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We have engaged NGP to manage the commercial operations for a dedicated sales team to market Gimoti.  We anticipate engaging a third-party sales organization to retain, train and deploy this direct sales force.  We may not be able to hire consultants or external service providers to assist us in retaining, training and deploying a sales force or for other sales, marketing and distribution functions on acceptable financial terms or at all.  If we fail to engage with a third party on acceptable terms or at all, we will have to invest significant amounts of financial and management resource to develop internal sales, distribution and marketing capabilities.  We have no experience in retaining, training or deploying a sales force and no experience in managing third-party sales organizations. Further, we or the third-party sales organization may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise.  To the extent we or the third-party sales organization are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Gimoti. Further, there can be no assurance that the capabilities of the NGP and the third-party sales organizations will effective in marketing and selling Gimoti, or that their personnel will be more effective than an internally developed sales organization. In addition, NGP may terminate our agreement, including the obligation to provide a line of credit, since Gimoti was not approved by FDA by April 30, 2019, and can terminate the agreement under certain additional circumstances, including failure to make payments when due, if we are in material breach of the agreement and fail to remedy the breach following notice, if we enter into bankruptcy, or if we are excluded from participation in certain federal governmental programs or have similar actions taken against us. If we, or either NGP or the third-party sales organization, fails to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the NGP Working Capital Loan and the NGP Credit Agreement. This period could be shortened if there are any significant increases in planned spending on our Gimoti development program than anticipated. Under either situation, we will be required to raise additional funds in order to continue as a going concern. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, we currently may sell from time to time, at our option, up to an aggregate of $16.0 million of shares of our common stock through FBR, as sales agent pursuant to the FBR Sales Agreement. Sales pursuant to the FBR Sales Agreement are registered pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on December 28, 2017. As of July 31, 2019, we had sold approximately $10.5 million of shares of our common stock pursuant to the FBR Sales Agreement. However, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of July 31, 2019, our public float was approximately $25.9 million which means we may only sell approximately $1.7 million of securities using our shelf registration statements. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. In addition, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

Our common stock is listed on The Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum closing bid price per share of $1.00 and continued business operations so that we are not characterized as a “public shell company.”  On May 15, 2019, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market.  Although Nasdaq provided us with a 180-calendar day compliance period in which to regain compliance with the minimum closing bid price requirement, we cannot assure you that we will be able to regain compliance within the period provided by Nasdaq. The letter states that Nasdaq will provide written notification that we have achieved compliance with its rules if at any time before November 11, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days during the compliance period. If we are not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from The Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

Evoke Pharma, Inc.

Date: August 8, 2019	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)