Form 10-K
period 2019-12-31
Evoke Pharma Inc
filed 2020-03-12
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36075

Evoke Pharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8447886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Stevens Avenue, Suite 370 Solana Beach, California	92075
(Address of Principal Executive Offices)	(Zip Code)

858-345-1494

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	EVOK	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $0.625 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 29, 2020 was 24,431,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, such as the timing and results of any decision regarding the new drug application from the U.S. Food and Drug Administration, or FDA, including whether FDA will act by the Prescription Drug User Fee Act (PDUFA) target goal date for a decision of June 19, 2020, our plans to commercialize Gimoti, if approved, in partnership with Eversana, future regulatory developments, research and development costs, the timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the potential markets for Gimoti™ (metoclopramide nasal spray), including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs or classes of drugs are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

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

We believe nasal spray administration has the potential to provide our target population of female diabetic gastroparesis patients with a preferred treatment option over the tablet formulation for several important reasons: (1) unlike metoclopramide tablets which may be absorbed erratically due to gastroparesis itself, Gimoti is designed to bypass the digestive system to allow for more predictable absorption without needing to determine if a patient’s stomach is functioning; (2) during episodes of vomiting, Gimoti may provide predictable drug absorption through the nasal mucosa; and (3) for gastroparesis patients experiencing nausea and are not wanting to swallow a pill or water, a nasal spray may be better tolerated than an oral medication.

We have evaluated Gimoti in a number of clinical trials in patients and subjects, including pharmacokinetic, or PK, trials, Phase 3 clinical efficacy and safety trials, Phase 2 clinical efficacy and safety trials, and a thorough electrocardiogram, or ECG, (QT/QTc) study.  Based on the results of the pivotal comparative exposure PK trial and supporting data from the previous trials, we submitted a new drug application, or NDA, for Gimoti to the U.S. Food and Drug Administration, or FDA, on June 1, 2018.  In August 2018, we received a Day-74 letter that stated that the NDA was sufficiently complete to permit a substantive review and set a target goal date under the Prescription Drug User Fee Act, or PDUFA, of April 1, 2019.

In March 2018, we announced that FDA granted our request for a small business waiver of the PDUFA fee of approximately $2.4 million for our 505(b)(2) NDA for Gimoti.

On March 1, 2019, we received a multi-disciplinary review letter, or DRL, from FDA, which provided preliminary notice of certain deficiencies identified during FDA’s initial review of the Gimoti NDA. The DRL described concerns that insufficient data had been offered regarding certain product quality control and reproducibility for the commercially available sprayer device used with Gimoti, that there is a lack of adequate information to support sex-based efficacy claims and that the pharmacology data provided may not demonstrate bioavailability to the Listed Drug, Reglan Tablets 10 mg. On March 14, 2019, we submitted a response to the DRL to FDA, and on March 21, 2019, we met with FDA to obtain feedback on our responses.

On April 1, 2019, we received a complete response letter, or CRL, from FDA for the Gimoti NDA. The CRL, while citing fewer issues than the DRL, stated that FDA has determined it could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. The approvability issues were related to clinical pharmacology and product quality/device quality. FDA did not request any new clinical data and did not raise any safety concerns.

The clinical pharmacology issue was specific to a low maximum observed plasma concentration, or Cmax, in subjects representing less than 5% of the total administered Gimoti doses in the pivotal PK study. FDA stated the overall lower mean Cmax was driven by the data from these few doses. We conducted an analysis excluding these aberrant doses, which showed that the PK study met the bioequivalence criteria for both men and women, although there is no assurance that FDA will agree with our conclusion. FDA recommended a root cause analysis to determine the origin of the PK variability and mitigation strategies to address their concern. Additionally, FDA requested data from three registration batches of commercial product to be manufactured at the proposed commercial manufacturing site, by the proposed commercial process and tested using validated analytical methods. These data were requested to provide additional support for the proposed acceptance criteria for droplet size distribution and other essential performance characteristics for the commercial product specifications.

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

On December 19, 2019, based on FDA feedback received during the type A meeting, we resubmitted the Gimoti NDA to FDA.  The resubmission provided the requested additional information intended to address the deficiencies cited in the CRL. To address the clinical pharmacology issues, the resubmission included an in-depth root cause analysis, as well as patient use and experience data from our clinical trials. To address product quality/device quality issues cited in the CRL, the resubmission included 3-month stability data from commercial scale registration batches that met all product specifications.  We believe these data support the acceptance criteria for performance characteristics and device quality control we proposed in the Gimoti NDA. Additionally, as requested by FDA, the resubmission included data from an analysis of pump performance characteristics for the product used in the comparative bioavailability study and the product from commercial scale registration batches. The results of this testing showed all products performed within specifications.

On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.

On January 21, 2020, we entered into a commercial services agreement, or the Eversana Agreement, with Eversana Life Sciences Services, LLC, or Eversana, for the commercialization of Gimoti, if approved. Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States, if approved by FDA.  Eversana will manage the marketing of Gimoti to gastroenterologists and other targeted health care providers, as well as the sales and distribution of Gimoti to wholesalers, pharmacies and other customers within the United States.  Eversana will also provide a $5 million revolving credit facility that we can access if FDA approves the Gimoti NDA.  For additional details regarding the Eversana Agreement and the revolving credit facility, see “Business—Commercialization—Commercial Services and Loan Agreements with Eversana” below. On January 23, 2020, we and Novos Growth, LLC mutually agreed to terminate, effective immediately, a commercialization agreement entered into in January 2019.

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

Business Strategy

Our objective is to develop and bring to market products to treat acute and chronic GI disorders that are not satisfactorily treated with current therapies and that represent significant market opportunities. Our business strategy is to:

•

Pursue regulatory approval for Gimoti. We submitted the Gimoti NDA to FDA on June 1, 2018 and, following receipt of a CRL, resubmitted the NDA to FDA in December 2019. On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.

•

Seek partnerships to accelerate and maximize the potential for Gimoti. We continue to evaluate partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of Gimoti.

•

Continue to build capabilities to potentially commercialize Gimoti in the United States. In addition to seeking partnering opportunities, we have begun to build our commercial infrastructure to allow us to directly market Gimoti in the United States, if approved by FDA. We have engaged Eversana to utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution, and other related patient support services.

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

Clinical Trial Results

Comparative Exposure PK Trial

In October 2017, we announced positive topline results from the comparative exposure PK trial. The objective of the trial was to identify a dose of Gimoti that met the criteria for bioequivalence compared to the Listed Drug, Reglan Tablets 10 mg. after nasal and oral administration to healthy volunteers under fasted conditions.

The comparative exposure PK trial was an open label, 4-way crossover and enrolled 108 healthy male and female volunteers who each received one Reglan Tablet dose and three different doses of Gimoti in a random sequence.  Following discussions at pre-NDA meetings with FDA, we selected a Gimoti dose based on criteria that included a 90% confidence interval for the ratio of AUC falling within the equivalence range of 80-125% of the Listed Drug, Reglan Tablets 10 mg. Though only one dose was needed to meet the dose selection criteria, the comparative exposure PK trial was designed to test three different doses of Gimoti. Based on results of the study, two of the three doses tested met the dose selection criteria for the pooled data in men and women.  The Cmax for Gimoti was slightly lower than the equivalence range, which we had anticipated and previously discussed with FDA as a likely outcome given the different route of administration and prior Gimoti PK trial results.  Additionally, data showed the AUC and Cmax increased in a dose-related manner across all three Gimoti doses tested.  Relative to safety, all Gimoti doses were well tolerated with no serious or clinically significant adverse events reported following any of the doses.

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

A total of 205 women (mean age 52.7 years, 88% with type 2 diabetes; 79% postmenopausal, 51% using insulin, mean duration of diabetes 12.9 years, mean baseline glycosylated hemoglobin (HbA1c) 7.5%) were randomized and 93% completed the study.   The

primary endpoint for the intent-to-treat, or ITT, population was not statistically significant (p=0.881); however, in exploratory analyses, a treatment effect was seen at Weeks 1 to 3 for patients with higher baseline symptom scores (moderate to severe) in the ITT population (n=105) and for all four weeks for the per protocol population (see Table 1 below). There were also clinically and statistically significant improvements in nausea and abdominal pain, which are two of the more severe and debilitating symptoms of gastroparesis (see Table 2 below).

In July 2015, FDA issued a draft guidance document regarding the clinical evaluation of drugs for the treatment of gastroparesis, in which FDA states that in order to optimize the ability to demonstrate a treatment effect, clinical trials in this indication should enroll patients with higher symptom severity (moderate to severe).  In August 2019, FDA issued a revised version of the draft guidance which continued to recommend enrollment of patients with higher symptom severity. The improvements observed in our exploratory analyses of our Phase 3 study focused on this subset of patients enrolled in the study. At the time the 2015 draft guidance was issued, our Phase 3 study, designed to include patients with a range of symptom severity, had been actively enrolling for more than a year. The overall efficacy results were not significant, due in large part to the patients with less severe symptoms who responded to placebo. Importantly, patients with more severe symptoms experienced a statistically-significant treatment effect with Gimoti, consistent with the recommendation in the draft guidance on clinical studies of gastroparesis.

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

In the first pre-NDA meeting with FDA held in August 2016, we confirmed various regulatory, chemistry, manufacturing and controls, or CMC, and non-clinical requirements for our potential NDA submission.  In February 2017, we announced that we received a letter from FDA exempting Gimoti from HG Validation study requirements prior to submission of the NDA.

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

GI disorders present differently in males and females and responses to therapy vary by gender. There is general consensus among thought leaders in GI motility that women have a higher prevalence of symptoms, their neural and sensory pathways differ, and hormones, such as estrogen and progesterone, play a role. While the Gimoti Phase 2b trial is the first report of a gender- based difference in response to metoclopramide among subjects with diabetic gastroparesis, gender effects have been reported in drug studies for other GI disorders, such as IBS. For example, products such as Lotronex® (alosetron), Zelnorm® (tegaserod) and Amitiza® (lubiprostone) were approved by FDA based on effectiveness in women, but not in men.

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

The GCSI-DD contains nine signs and symptoms (nausea, retching, vomiting, stomach fullness, not able to finish a normal sized meal, feeling excessively full after meal, loss of appetite, bloating, and stomach or belly visibly larger) grouped in three subscales. The daily score is calculated as a mean of three subscale means. Additional signs and symptoms collected in the daily diary included abdominal pain, abdominal discomfort, number of hours of nausea, number of episodes of vomiting, and overall severity of gastroparesis symptoms. In close collaboration with the staff of FDA’s Division of Gastroenterology and Inborn Errors Products and the Clinical Outcome Assessments these additional symptom data were used to further refine the patient reported outcome instrument.

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

Phase 1 Comparative Bioavailability Bridging Study

Our Phase 1 clinical trial of Gimoti was an open-label, four-treatment, four-period, four-sequence crossover study conducted at a single study center. Forty healthy volunteers were enrolled and randomly assigned to one of four treatment sequences. After an overnight fast, subjects received a single dose of each of the metoclopramide treatments (10 mg Gimoti, 20 mg Gimoti, 10 mg Reglan tablet, and 5 mg/mL Reglan injection) in random sequence with a seven-day washout period between doses. Thirty-nine subjects received at least one dose of metoclopramide. The PK analysis population consisted of 37 subjects who received all four treatments and two subjects who received three of the four treatments.

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

The graph below illustrates the mean plasma concentrations of the active ingredient in the two doses of Gimoti as well as the oral and injection forms.

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

Prior Development

From 1985 to present, we, or our predecessors, have conducted numerous clinical studies to evaluate the safety and PK profile of nasal spray formulations of metoclopramide in healthy volunteers and the safety, efficacy, and PK profile of metoclopramide nasal spray in patients. More than 1,400 subjects have been exposed to nasal formulations of metoclopramide at doses ranging from 10 mg to 80 mg in these studies.

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

Our business success will depend significantly on our ability to:

•	secure, maintain and enforce patent and other proprietary protection for our core technologies, inventions and know-how;
•	obtain and maintain licenses to key third-party intellectual property owned by such third parties;
•	preserve the confidentiality of our trade secrets; and
•	operate without infringing upon valid, enforceable third-party patents and other rights.

Patent Portfolio

Our patent portfolio includes the following U.S. patents and patent applications as of February 29, 2020:

•	U.S. Patent 6,770,262—Nasal Administration of Agents for the Treatment of Gastroparesis. This patent is expected to expire no earlier than 2021.
•

U.S. Patent 8,334,281—Nasal Formulations of Metoclopramide. This patent is expected to expire no earlier than 2030 and has a pending Continuation application (U.S. Non-Provisional Patent Application No. 16/181,841).

•	U.S. Non-Provisional Patent Application No. 16/016,246 —Treatment of Symptoms Associated with Female Gastroparesis. If granted, this patent is not expected to expire earlier than 2032.
•	U.S. Non-Provisional Patent Application No. 16/469,092 – Treatment of Moderate and Severe Gastroparesis. If granted, this patent is not expected to expire earlier than 2037.

We have also been granted European and Canadian patents for the method of use of metoclopramide via nasal delivery for gastroparesis. These patents are expected to expire no earlier than 2021.  We have also been granted European and Canadian patents for pharmaceutical compositions comprising metoclopramide.  These patents are expected to expire no earlier than 2029. We have also been granted European and Mexican patents for the use of intranasal metoclopramide for treating diabetic gastroparesis in human females. These patents are expected to expire no earlier than 2032. Additional patent applications have been filed in the United States and abroad related to more recent clinical trial findings.

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

Commercialization

We plan to commercialize Gimoti in the United States through partnerships with companies that have established commercialization capabilities. Our strategy for Gimoti, if approved by FDA, will be to establish Gimoti as the prescription product of choice for diabetic gastroparesis in women. If the product candidate is approved, our expectation is that Gimoti would initially be marketed to GI and internal medicine specialists, primary care physicians and select health care providers. We have engaged Eversana to utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution, and other related patient support services. On January 23, 2020, we and Novos Growth, LLC mutually agreed to terminate, effective immediately, our commercialization agreement entered into in January 2019.

Commercial Services and Loan Agreements with Eversana

On January 21, 2020, we entered into the Eversana Agreement for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States, if approved by FDA. Eversana will manage the marketing of Gimoti to gastroenterologists and other targeted health care providers, as well as the sales and distribution of Gimoti to wholesalers, pharmacies and other customers within the United States.

Under the terms of the Eversana Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti.  Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services.  We will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed.  Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens.  Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties.  During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

The term of the Eversana Agreement is from January 21, 2020 until five years from the date, if any, that FDA approves the Gimoti NDA.  Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities.  Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; we discontinue the development or production of Gimoti; Gimoti is not commercially launched within nine months of FDA approval, if any, or the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of our ownership, subject, in the event that we initiate such termination, to a one-time payment equal to between two times and one times annualized service fees paid by us under the Eversana Agreement, with such amount based on which year after commercial launch the change of control occurs. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve month period and any revenue which occurred prior to the termination yet to be collected. In addition, Eversana may terminate the Eversana Agreement if Gimoti is not approved by FDA by December 31, 2020 (provided Eversana gives us notice of such termination no later than March 1, 2021), or if we withdraw Gimoti from the market for more than 90 days.  We may also terminate the agreement if the parties are unable to agree to a commercialization plan and budget within 75 days of the date of the Eversana Agreement.

In addition, in connection with the Eversana Agreement, we and Eversana have entered into a credit facility, or the Eversana Credit Facility, pursuant to which Eversana has agreed to provide a revolving credit facility of up to $5.0 million to us if FDA approves the Gimoti NDA, as well as certain other customary conditions.  The Eversana Credit Facility is secured by all of our personal property other than our intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%.

We may prepay any amounts borrowed under the Eversana Credit Facility at any time without penalty or premium.  The maturity date of all amounts, including interest, borrowed under the Eversana Credit Facility will be 90 days after the expiration or earlier termination of the Eversana Agreement.   The Eversana Credit Facility also includes events of default, the occurrence and continuation of which provide Eversana with the right to exercise remedies against us and the collateral securing the loans under the Eversana Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the Eversana Credit Facility, an uncured material breach of the representations, warranties and other obligations under the Eversana Credit Facility, the occurrence of insolvency events and the occurrence of a change in control.

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

In September 2019, we announced the manufacturing of commercial scale lots of Gimoti as required by FDA in the CRL. With the completion of this large-scale production of Gimoti, and pump performance testing and previously submitted CMC datasets, we believe we have demonstrated Gimoti meets all of the appropriate specifications.  The additional CMC datasets from the latest commercial scale manufacturing were provided in the NDA submission in December 2019.

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

Salix Pharmaceuticals, Inc. launched an orally dissolving tablet formulation of metoclopramide in 2009. Other programs in the gastroparesis pipeline include new chemical entities in earlier-stage clinical trials. In addition to our Gimoti product candidate, we are aware of the following development candidates, all of which are in clinical development.

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
Gimoti	dopamine antagonist /mixed 5-HT3 antagonist 5-HT4 agonist	nasal	Evoke Pharma	NDA Submitted
Relamorelin/RM-131	ghrelin agonist	sub-cutaneous	Rhythm/Allergan	Phase 3
Velusetrag/TAK-954	5-HT4 receptor agonist	oral	Theravance/Takeda	Phase 2
Tradipitant	NK-1 antagonist	oral	Vanda	Phase 2/3
Renzapride	5-HT4 agonist/ 5-HT3 antagonist	oral	Endologic	Phase 2
NG-101	D2/D3 antagonist	Oral	Neurogastrx	Phase 1

Relamorelin, also called RM-131, is a small-peptide analog of ghrelin, a hormone produced in the stomach that stimulates GI activity. The compound is being developed for GI motility disorders and has shown efficacy in surgical and opiate-induced ileus in animal models due to a direct prokinetic effect. In October 2016, a Phase 2b study failed to reach statistical significance. Following the trial results, Allergan plc. executed its option to acquire Rhythm Holding Company, LLC.  Relamorelin Phase 3 clinical trials are targeting complete enrollment in late 2021.

Velusetrag, also called TAK-954, is a 5-HT4 receptor agonist compound under development for the treatment of gastroparesis by Takeda Pharmaceuticals in collaboration with Theravance Biopharma, Inc. In August 2018, Theravance announced that its Phase 2 study failed to reach statistical significance in the two higher doses tested, but did show statistical significance in the lower dose tested. We believe no additional clinical trials are currently planned or ongoing.

Tradipitant is a NK-1 antagonist that has been tested in various other indications by Vanda Pharmaceuticals Inc. In December 2018, a Phase 2 study reached statistical significance for the primary endpoint for treatment of nausea. Vanda proposed a 12-month open-label extension trial for patients who completed the Phase 2 clinical trial of tradipitant.  This trial is currently subject to an FDA partial clinical hold. A Phase 3 clinical trial is targeting complete enrollment by mid-2020.

Renzapride, a 5-HT4 agonist and 5HT-3 antagonist, has been studied in more than 5,000 patients including one Phase 3 trial for the treatment of constipation-dominant irritable bowel syndrome (IBS-C). Renzapride demonstrated a small but statistically significant benefit in the Phase 3 study in IBS-C, however, the prior owner of the product decided to not continue to pursue development of the drug for this indication.  The drug was well tolerated and showed no evidence of cardiotoxicity. A pilot Phase 2 study in patients with diabetic gastroparesis showed that doses of 0.5 mg, 1.0 mg and 2.0 mg, once-daily, showed significant improvement in gastric emptying in a dose-dependent manner.  This endpoint does not meet the July 2015 and August 2019 FDA draft guidance for gastroparesis recommending measurement of symptoms associated with gastroparesis. We believe no additional clinical trials are currently planned or ongoing.

Neurogastrx is currently developing NG-101.  NG-101 is a selective and peripherally restricted dopamine D2/D3 receptor antagonist to treat gastroparesis.  It is approved in countries outside the U.S. in other indications. We believe no additional clinical trials are currently planned or ongoing.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval. In addition, we will be required to pay to Mallinckrodt a low single digit royalty on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

The results of product development, pre-clinical studies and clinical trials are submitted to FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, CMC, and proposed labeling, among other things.

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

After FDA evaluates the NDA and, in some cases, the related manufacturing facilities, and clinical investigation sites, it may issue an approval letter or a CRL to indicate that the review cycle for an application is complete or that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for FDA to reconsider the application. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to FDA’s satisfaction, FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Post-Approval Requirements

Once an NDA is approved, the product will be subject to pervasive and continuing regulation by FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to cGMP, including applicable QSR requirements. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes new reporting requirements on certain drug manufacturers for payments made by them to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information, as well as gifts, compensation and other remuneration to physicians.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional, but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the law.

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

Data Privacy and Security

We may also be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the United States Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain states govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the European Union, or EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.

Employees

As of February 29, 2020, we had five full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

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

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to our Business, including the Development, Regulatory Approval and Potential Commercialization of our Product Candidate, Gimoti

Our business is entirely dependent on the success of Gimoti, which failed to achieve the primary endpoint of symptom improvement in a Phase 3 clinical trial in female patients with symptoms associated with diabetic gastroparesis. While we have resubmitted our Gimoti NDA based on the results of our completed comparative exposure PK trial, FDA may not agree that we have adequately addressed the issues raised in its CRL from our initial Gimoti NDA submission and we cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, Gimoti.

To date, we have devoted all of our research, development and clinical efforts and financial resources toward the development of Gimoti, our patented nasal delivery formulation of metoclopramide for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in adult women. Gimoti is our only product candidate. In July 2016, we announced topline results from our Phase 3 clinical trial that evaluated the efficacy and safety of Gimoti in women with symptoms associated with diabetic gastroparesis. In this study, Gimoti did not achieve its primary endpoint of symptom improvement in the Intent-to-Treat, or ITT, group at Week 4.

In December 2016, we announced the completion of a pre-NDA meeting with FDA, in which FDA agreed that a comparative exposure PK trial was acceptable as a basis for submission of a Gimoti NDA. Data from the comparative exposure PK trial served as a portion of the 505(b)(2) data package and included prior efficacy and safety data developed by us and FDA’s prior findings of safety and efficacy for the Listed Drug, Reglan Tablets 10 mg. In October 2017, we announced positive topline results from the comparative exposure PK trial. In addition, based on feedback received from FDA at an additional pre-NDA meeting, we proposed a REMS and post-approval safety trial as part of the NDA we submitted for Gimoti to FDA on June 1, 2018. In August 2018, we received a Day-74 letter that stated that the NDA was sufficiently complete to permit a substantive review and set a target goal date for a decision under PDUFA of April 1, 2019.

On March 1, 2019, we received a DRL from FDA, which provided preliminary notice of certain deficiencies identified during FDA’s initial review of the Gimoti NDA. The DRL described concerns with the information provided in the NDA, including concerns that insufficient data had been offered regarding certain product quality control and reproducibility specific to the commercially available sprayer device used with Gimoti, that there is a lack of adequate information to support sex-based efficacy claims and that the pharmacology data provided may not demonstrate bioavailability to the Listed Drug, Reglan Tablets 10 mg. On March 14, 2019, we submitted a response to the DRL to FDA, and on March 21, 2019, we met with FDA to obtain feedback on our responses.

On April 1, 2019, we received a CRL from FDA for our Gimoti NDA. The CRL, while citing fewer issues than the DRL, stated that FDA determined it could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. The approvability issues were related to clinical pharmacology and product quality/device quality.

The clinical pharmacology issue was specific to a low Cmax in subjects representing less than 5% of the total administered Gimoti doses in the pivotal PK study. FDA stated the overall lower mean Cmax was driven by the data from these few doses. We conducted an analysis excluding these aberrant doses, which showed that the PK study met the bioequivalence criteria for both men and women, although there is no assurance that FDA will agree with our conclusion. FDA recommended a root cause analysis to determine the origin of the PK variability and mitigation strategies to address their concern. Additionally, FDA requested data from three registration batches of commercial product to be manufactured at the proposed commercial manufacturing site, by the proposed commercial process and tested using validated analytical methods. These data were requested to provide additional support for the proposed acceptance criteria for droplet size distribution and other essential performance characteristics for the commercial product specifications.

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

On December 19, 2019, based on FDA feedback received during the type A meeting, we resubmitted the Gimoti NDA to FDA.  The resubmission provided the requested additional information intended to address the deficiencies cited in the CRL. To address the clinical pharmacology issues, the resubmission included an in-depth root cause analysis, as well as patient use and experience data from our clinical trials. To address product quality/device quality issues cited in the CRL, the resubmission included 3-month stability data from commercial scale registration batches that met all product specifications.  We believe these data support the acceptance criteria for performance characteristics and device quality control we proposed in the Gimoti NDA. Additionally, as requested by FDA, the resubmission included data from an analysis of pump performance characteristics for the product used in the comparative bioavailability study and the product from commercial scale registration batches. The results of this testing showed all products performed within specifications. However, FDA may determine that our root cause analysis and additional patient data and/or the stability data, including our proposed acceptance criteria for performance characteristics and device quality, do not adequately address the issues raised in the CRL, and/or support approval of the NDA, and may later require us to conduct additional human clinical trials prior to approval.

On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.  However, the review process and the PDUFA target action date may be extended if FDA requests or we otherwise provide additional information or clarification regarding information already provided in the submission. FDA’s review goals are subject to change, and the duration of FDA’s review may depend on the number and type of other NDAs that are submitted to FDA around the same time period.

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

In addition to the above factors, the future regulatory and commercial success of Gimoti is subject to a number of additional risks, including the following:

•

we may not be able to provide acceptable evidence of safety and efficacy for Gimoti, including as a result of the proposed duration of use for Gimoti being shorter as compared to the maximum approved dosing duration for the referenced Listed Drug, Reglan Tablets 10 mg;

•

the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval, including Cmax falling below the equivalence range in the comparative exposure PK trial;

•

FDA may not agree with the analysis of our clinical trial results, including our analysis of results of the PK trial and our root cause analysis to determine the origin of the PK variability raised by FDA in the CRL;

•	later developments with FDA that may be inconsistent with our recent type A meeting;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we receive approval of the NDA we resubmitted;
•	we may not have sufficient financial and other resources to complete clinical development for Gimoti;
•

if approved, Gimoti will compete with well-established products already approved for marketing by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

•	our reliance on Eversana and any other third party to commercialize Gimoti, if approved;
•	we may not be able to maintain commercial manufacturing arrangements with third-party manufacturers or establish and maintain commercial-scale manufacturing capabilities;
•	contract manufacturers, suppliers and/or consultants may not meet appropriate timelines;
•	FDA may disagree with the design of any future clinical trials, if any are necessary;
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

Our operations have consumed substantial amounts of cash since inception. On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through the PDUFA target goal date and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Eversana Credit Facility which we believe, based on our current operating plan, will provide sufficient cash to fund our operations into 2021 excluding any potential future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated. Even with the Eversana Credit Facility, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all, to further develop Gimoti, if required, and receive FDA approval of the Gimoti NDA. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the potential for FDA to delay the PDUFA target goal date due to FDA’s internal resource constraints or other reasons;
•

the need for, and the progress, costs and results of, any additional clinical trials of Gimoti that may be required by FDA, including any pre-approval or post-approval trials FDA or other regulatory agencies may require evaluating the efficacy or safety of Gimoti;

•	the costs involved for additional data collection and analysis to respond to FDA questions related to the NDA;
•	the outcome, costs and timing of seeking and obtaining regulatory approvals from FDA, and any similar regulatory agencies;
•	the costs and timing of completion of outsourced commercial manufacturing supply arrangements for Gimoti;
•	the costs required to commercialize Gimoti, including expenses incurred under our commercialization agreement with Eversana;
•	the commercial success of Gimoti, if approved;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with Gimoti;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

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

In July 2015, and again in August 2019, FDA published draft guidance intended to assist sponsors in the clinical development of drugs for the treatment of diabetic and idiopathic gastroparesis clinical trials, Gastroparesis:  Clinical Evaluation of Drugs for Treatment – Guidance for Industry. We believe that the FDA draft guidance is consistent with the advice FDA provided to us regarding trial design and study endpoints for our completed Phase 3 trials. In addition, the FDA draft guidance explicitly states that there is an urgent medical need for development of safe and effective drugs to treat patients with gastroparesis and acknowledges that “patients with diabetic gastroparesis may experience further derangement of glucose control because of unpredictable gastric emptying and altered absorption of orally administered hypoglycemic drugs.” FDA draft guidance, however, does not create or confer any rights for or on any person and do not operate to bind FDA or the public, and FDA may ultimately disagree with our interpretation regarding the meaning or applicability of any published Guidance documents.

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

•

inspections of clinical trial sites by FDA or the finding of regulatory violations by FDA or IRB that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

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

We submitted an NDA for Gimoti in June 2018. Under PDUFA, FDA is subject to a two-tiered system of review times - standard review and priority review. For drugs that are not new molecular entities that are subject to standard review, such as Gimoti, FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. In its Day-74 filing communication letter, FDA assigned a target goal date for a decision under PDUFA of April 1, 2019 for the Gimoti NDA. On April 1, 2019, we received a CRL from FDA for our NDA. The CRL stated that FDA could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission.

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

On December 19, 2019, based on FDA feedback received during the type A meeting, we resubmitted the Gimoti NDA to FDA.  The resubmission provided the requested additional information intended to address the deficiencies cited in the CRL. To address the clinical pharmacology issues, the resubmission included an in-depth root cause analysis, as well as patient use and experience data from our clinical trials. To address product quality/device quality issues cited in the CRL, the resubmission included 3-month stability data from commercial scale registration batches that met all product specifications and support the proposed acceptance criteria for performance characteristics and device quality control. Additionally, as requested by FDA, the resubmission included data from an analysis of pump performance characteristics for the product used in the comparative bioavailability study and the product from commercial scale registration batches. The results of this testing showed all products performed within specifications. In addition, FDA may determine that our root cause analysis and additional patient data and/or the stability data do not adequately address the issues raised in the CRL, or support approval of the NDA, and may later require us to conduct additional human clinical trials prior to approval.

On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.

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

We cannot provide any assurance as to whether or when we will obtain regulatory approval to commercialize Gimoti. We cannot, therefore, predict the timing of any future revenue. Because Gimoti is our only product candidate this risk is particularly significant for us. We cannot commercialize Gimoti until the appropriate regulatory authorities have reviewed and approved marketing applications for this product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for Gimoti. In addition, we may experience delays or the application may be rejected based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, in 2009 following an FDA review of metoclopramide spontaneous safety reports, FDA required a boxed warning be added to the metoclopramide product label concerning the chance of tardive dyskinesia, or TD, for patients taking these products. FDA requires a boxed warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Recently, the European Medicines Agency’s Committee on Medicinal Products for Human Use, or CHMP, has reviewed and has proposed labeling changes for marketed metoclopramide products in the EU based on age, dosing guidelines or indications. Based on their assessment of the limited efficacy and safety data currently available to the CHMP, the CHMP recommended to the European Medicines Agency that indications with limited or inconclusive efficacy data, including GERD, dyspepsia and gastroparesis, be removed from the approved product label in the EU. There can be no assurance as to whether FDA will re-review approved metoclopramide product labels as a result of any such regulatory actions in the EU or otherwise. If marketing approval for Gimoti is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

In addition, in a written communication, FDA responded to our request for proprietary name review by conditionally accepting our proposed proprietary brand name, Gimoti. However, FDA issued the CRL even though it had previously approved this proprietary name. FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with the names of other products, which could lead to identification of the wrong medication or other prescribing, ordering, dispensing, administration, or monitoring errors. FDA may also object to a product name if it believes the name functions to overstate the efficacy, minimize the risk, broaden the proposed indication, make unsubstantiated superiority claims, or is otherwise false or misleading. If FDA objects to the product name Gimoti as part of its NDA resubmission review process, we may be required to adopt an alternative name for our product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Gimoti and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidate.

We have no internal sales, marketing or distribution capabilities currently and will rely on Eversana and other third parties for the commercialization of Gimoti, and we and they may not be able to effectively market, sell and distribute Gimoti, if approved.

Currently, we have no internal sales, marketing or distribution capabilities. If Gimoti ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We have engaged Eversana to manage substantially all activities related to marketing, market access, distribution, sales team, patient reimbursement, and provide related support services. Eversana may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise.  To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Gimoti. Further, there can be no assurance that the capabilities of the Eversana will be effective in marketing and selling Gimoti, or that their personnel will be more effective than an internally developed sales organization. In addition, Eversana may terminate our agreement, including the obligation to provide a line of credit, and can terminate the agreement under certain additional circumstances, including failure to make payments when due, if we are in material breach of the agreement and fail to remedy the breach following notice, if we enter into bankruptcy, or if we are excluded from participation in certain federal governmental programs or have similar actions taken against us. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.

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

We and our contract sales force provider, Eversana, will need to retain qualified sales and marketing personnel and collaborate in order to successfully commercialize Gimoti.

In January 2020, we entered into the Eversana Agreement, pursuant to which Eversana will provide a minimum number of sales representatives to promote Gimoti upon its commercial launch, if any. These representatives would be employees of Eversana and would be hired and be managed by Eversana. To the extent Eversana is not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Gimoti, if approved.

We and Eversana each have the right to terminate the Eversana Agreement subject to certain conditions, as described above under “Business—Commercialization—Commercial Services and Loan Agreements with Eversana.” While our agreement with Eversana would require sales representatives to undergo onboarding and training, we cannot be sure that Eversana’s efforts will be successful or generate sufficient awareness or demand for Gimoti, if approved.

Any revenues we receive from sales of Gimoti will largely depend upon the efforts of Eversana, which in many instances will not be within our control. If we are unable to maintain the Eversana Agreement or to effectively establish alternative arrangements to market our products, if any, our business could be adversely affected. In addition, despite our arrangement with Eversana, we still may not be able to cover all of the prescribing physicians for gastroparesis at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.

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

Disruptions at FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•

limitations or warnings contained in any FDA-approved labeling, including the potential boxed warning on all metoclopramide product labels concerning the chance of TD for patients taking these products, or any limitations with respect to metoclopramide product labels in the EU;

•	acceptance of a new formulation by health care providers and their patients;
•	the prevalence and severity of any adverse effects;
•	new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of diabetic gastroparesis;
•	pricing and cost-effectiveness;
•	the effectiveness of our, Eversana’s, or any future collaborators’ sales and marketing strategies and execution;
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

Market acceptance and sales of our product candidate will depend on coverage and reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities, pharmacy benefit managers and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors have been challenging the prices charged for products. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which FDA has granted marketing approval. This trend may impact the reimbursement for treatments for GI disorders especially, including Gimoti, as physicians typically focus on symptoms rather than underlying conditions when treating patients with these disorders and drugs are often prescribed for uses outside of their approved indications. In instances where alternative products are available, it may be required that those alternative treatment options are tried before coverage and reimbursement are available for Gimoti. Although Gimoti is a novel nasal spray formulation of metoclopramide, this is the same active ingredient that is already available in other formulations approved for the treatment of gastroparesis that are already widely available at generic prices. We cannot be sure that coverage will be available for Gimoti and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, this product candidate. In addition, in certain foreign countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control.

If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize our product candidate.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including pre-commercialization activities, regulatory submissions and supply of Gimoti.

As of February 29, 2020, we had only five full-time employees and, as a result, we rely on outsourcing arrangements with third-party vendors for a significant portion of our activities, including pre-commercial sales and marketing, data analysis, assistance with ongoing regulatory discussions and submissions supporting the Gimoti NDA, manufacturing, and the functions required of being a public company. Any failure of our third-party vendors to continue their support could adversely affect our ability to respond to issues raised by FDA’s review of the NDA and our ability to commercialize Gimoti, if approved.

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

Any performance failure on the part of our third-party manufacturers could delay commercialization and we may be required to replace such manufacturers, and we may be unable to replace them on a timely basis or at all. Further, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies such as the recent coronavirus (Covid-19) outbreak. If our third-party manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide Gimoti for treatment of patients if approved by FDA, would be jeopardized.

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

Because we only had five full-time employees as of February 29, 2020, we may need to grow our organization to pursue the potential commercialization of Gimoti and to potentially conduct additional unplanned development activities. As we seek to commercialize Gimoti, we will need to expand our regulatory, finance, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize Gimoti and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act, or Tax Act, was enacted, which, among other things, removes penalties for not complying with Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the Affordable Care Act will impact the law. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2029, unless additional Congressional action is taken and the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products, if approved.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Further a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.

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

HIPAA created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Federal price reporting laws require manufactures to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.

Federal and state consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

Once our products are approved and we commence sales in the United States, we will also be required to comply with the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members. Manufacturers are required to report such data to the government by the 90th calendar day of each year. There are also several states with similar laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, and/or require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers.

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

We may be subject to foreign, federal, and state data privacy and security laws, and failure to protect our information systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business and reputation to suffer.

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

Certain state laws also govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, including the EU General Data Protection Regulation 2016/679, or GDPR, which went into effect in May 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4%

of the annual global revenues of the noncompliant company, whichever is greater. The GDPR provides that EU member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our Gimoti. Our ability to obtain clinical supplies of Gimoti could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. For example, in December 2019, a novel strain of coronavirus (Covid-19), has resulted in business closures and a limit on travel, as well as creating uncertainty in the broader economy and financial markets. At this point, the extent to which Covid-19, and any measures taken by governments of the countries affected, may impact our results is uncertain and cannot be predicted.

Our operations are located in Solana Beach, California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster, or public health emergency.

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

We place considerable importance on obtaining patent protection for new technologies, products and processes because our commercial success will depend, in large part, on obtaining patent protection for new technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing our patents against third-party competitors. To that end, we have acquired and will file applications for patents covering formulations containing or uses of Gimoti or our proprietary processes as well as other intellectual property important to our business. One of our patent families related to Gimoti was acquired from Questcor, which was acquired by Mallinckrodt in August 2014. The method of use patents in this patent family were not written by us or our attorneys, and we did not have control over the drafting and prosecution of these patents. Further, Questcor and other predecessors might not have given the same attention to the drafting and prosecution of these patents as we would have if we had been the owners of the patents and application and had control over the drafting and prosecution.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.  Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products.  In recent years patent rights have been the subject of significant litigation, in particular due to inter partes review, introduced by the America Invents Act of 2012, which allows for quicker patent challenges decided by the U.S. Patent and Trademark Office’s, or USPTO, Patent Trial and Appeal Board rather than a lay jury.  Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our predecessors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our predecessors were the first to file for patent protection of such inventions One or more of these factors could possibly result in findings of invalidity or unenforceability of one or more of the patents we own.

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

•	others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of our patents;
•	we might not have been the first to make the inventions covered by patents or pending patent applications or we might not have been the first to file patent applications for these inventions;
•	any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or
•	we may not develop additional proprietary technologies that are patentable or that afford meaningful trade secret protection.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, management concluded that there is substantial doubt about our ability to continue as a going concern.  Our independent registered public accounting firm also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 with respect to this uncertainty. This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing Gimoti, but it cannot be marketed until regulatory approvals have been obtained.

Our operations have consumed substantial amounts of cash since inception. On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through the PDUFA target goal date and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Eversana Credit Facility which we believe, based on our current operating plan, will provide sufficient cash to fund our operations into 2021 excluding any potential future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated. Even with the Eversana Credit Facility, we will be required to raise additional funds in order to continue as a going concern. There is no assurance that other financing will be available on acceptable terms, or at all, when needed to allow us to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years related to completing development for Gimoti, and seeking regulatory approval from FDA to manufacture and commercialize Gimoti. Our net loss for the year ended December 31, 2019, was approximately $7.1 million. As of December 31, 2019, we had an accumulated deficit of approximately $85.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities as needed and, if Gimoti is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, we currently may sell from time to time, at our option, up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as sales agent pursuant to a sales agreement, or FBR Sales Agreement. Sales pursuant to the FBR Sales Agreement are registered pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on December 28, 2017. As of February 29, 2020, we had sold approximately $10.9 million of shares of our common stock pursuant to the FBR Sales Agreement. However, there can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the FBR Sales Agreement, is limited to an aggregate of one-third of our public float. As of February 29, 2020, our public float was approximately $34.2 million and we had the capacity to issue up to approximately $5.1 million of additional shares of common stock pursuant to the FBR Sales Agreement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. In addition, FBR is permitted to terminate the FBR Sales Agreement in its sole discretion upon ten days’ notice, or at any time in certain circumstances, including the occurrence of an event that would be reasonably likely to have a material adverse effect on our assets, business, operations, earnings, properties, condition (financial or otherwise), prospects, stockholders’ equity or results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $74.5 million and $47.7 million, respectively, and federal research and development credits of approximately $2.3 million which could be limited if we experience an “ownership change.” Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Prior to our initial public offering in September 2013, there was no public market for our common stock. An active trading market may never develop or be sustained. If an active trading market does not develop or is not sustained, it may be difficult to sell shares of our common stock at a price that is desirable or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business. Since the commencement of trading in connection with our initial public offering in September 2013 through February 29, 2020, the sale price per share of our common stock on the Nasdaq Capital Market has ranged from a low of $0.50 to a high of $14.25.

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

Our stock price is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased the shares. The market price for our common stock may be influenced by many factors, including:

•	regulatory developments in the United States and foreign countries;
•	the timing, progress and results of any additional trials we may conduct, and the results of trials of our competitors or those of other companies in our market sector;
•	announcements of the failure to obtain regulatory approval or receipt of another CRL from FDA;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•

business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, such as earthquakes, typhoons, floods and fires, or public health emergencies or pandemics, such as the recent coronavirus
(Covid-19) outbreak;

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

As of February 29, 2020, we had 24,431,914 shares of common stock outstanding. All of these shares are freely tradable without restriction in the public market, except for 3,037,375 shares that are held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of February 29, 2020, the holders of 1,509,789 shares of our common stock are entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In accordance with Nasdaq listing rules, we were provided an initial period of 180 calendar days, or until November 11, 2019, to regain compliance. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on the Nasdaq Capital Market.

We did not regain compliance with Nasdaq listing rules by November 11, 2019, but Nasdaq provided an additional 180 calendar day compliance period.  On November 29, 2019, we received notification from Nasdaq that we regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy approximately 3,000 square feet of office space in Solana Beach, California under a lease that we entered into in December 2016. The lease was amended in September 2018 and December 2019 to extend the expiration date through December 2020. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOK.”

Holders of Common Stock

As of February 29, 2020, there were 16 holders of record of our common stock.

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K and in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statements of operations data for the years ended December 31, 2019 and 2018 and the balance sheet data as of December 31, 2019 and 2018, from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2019	2018
Statement of Operations Data:
Research and development expense	$3,416,466	$4,095,014
General and administrative expense	$3,737,987	$3,919,671
(Gain) from change in fair value of warrant liability	—	$(433,392)
Net loss	$(7,125,655)	$(7,566,080)
Net loss per common share, basic and diluted(1)	$(0.32)	$(0.46)
Weighted-average shares outstanding, basic and diluted	22,296,089	16,602,422

(1)

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the historical net loss per share, basic and diluted, and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$5,663,833	$5,319,004
Working capital	$4,230,456	$4,013,769
Total assets	$6,395,628	$5,659,773
Current liabilities	$2,015,083	$1,634,453
Accumulated deficit	$(85,730,390)	$(78,604,735)
Total stockholders' equity	$4,380,545	$4,025,320

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

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of individuals worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide designed to provide systemic delivery of the molecule through the nasal mucosa. We submitted an NDA for Gimoti to FDA on June 1, 2018 and received a Day-74 FDA filing communication letter in August 2018.  The letter stated that the NDA was sufficiently complete to permit a substantive review and set a target goal date for a decision under PDUFA of April 1, 2019.

On March 1, 2019, we received a DRL from FDA, which provided preliminary notice of certain deficiencies identified during FDA’s initial review of the Gimoti NDA. The DRL described concerns that insufficient data had been offered regarding certain product quality control and reproducibility for the commercially available sprayer device used with Gimoti, that there is a lack of adequate information to support sex-based efficacy claims and that the pharmacology data provided may not demonstrate bioavailability to the Listed Drug, Reglan Tablets 10 mg. On March 14, 2019, we submitted a response to the DRL to FDA, and on March 21, 2019, we met with FDA to obtain feedback on our responses.

On April 1, 2019, we received a CRL from FDA for our NDA. The CRL, while citing fewer issues than the DRL, stated that FDA has determined it could not approve the NDA in its present form and provided recommendations to address the two remaining approvability issues in an NDA resubmission. The approvability issues were related to clinical pharmacology and product quality/device quality. FDA did not request any new clinical data and did not raise any safety concerns.

The clinical pharmacology issue was specific to a low Cmax in subjects representing less than 5% of the total administered Gimoti doses in the pivotal PK study. FDA stated the overall lower mean Cmax was driven by the data from these few doses. We conducted an analysis excluding these aberrant doses, which showed that the PK study met the bioequivalence criteria for both men and women, although there is no assurance that FDA will agree with our conclusion. FDA recommended a root cause analysis to determine the origin of the PK variability and mitigation strategies to address their concern. Additionally, FDA requested data from three registration batches of commercial product to be manufactured at the proposed commercial manufacturing site, by the proposed commercial process and tested using validated analytical methods. These data were requested to provide additional support for the proposed acceptance criteria for droplet size distribution and other essential performance characteristics for the commercial product specifications.

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

On December 19, 2019, based on FDA feedback received during the type A meeting, we resubmitted the Gimoti NDA to FDA.  The resubmission provided the requested additional information intended to address the deficiencies cited in the CRL. To address the clinical pharmacology issues, the resubmission included an in-depth root cause analysis, and patient use and experience data from our clinical trials. To address product quality/device quality issues cited in the CRL, the resubmission included 3-month stability data from commercial scale registration batches that met all product specifications and support the proposed acceptance criteria for performance characteristics and device quality control. Additionally, as requested by FDA, the resubmission included data from an analysis of pump performance characteristics for the product used in the comparative bioavailability study and the product from commercial scale registration batches. The results of this testing showed all products performed within specifications.

On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.

On January 21, 2020, we entered into the Eversana Agreement for the commercialization of Gimoti, if approved. Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States, if approved by FDA.  Eversana will manage the marketing of Gimoti to gastroenterologists and other targeted health care providers, as well as the sales and distribution of Gimoti to wholesalers, pharmacies and other customers within the United States.  Eversana will also provide a $5 million revolving credit facility that we can access if FDA approves Gimoti.  On January 23, 2020, we and Novos Growth, LLC mutually agreed to terminate, effective immediately, a commercialization agreement entered into in January 2019.

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

As of December 31, 2019, we had cash and cash equivalents of approximately $5.7 million. Current cash on hand is intended to fund interactions with FDA on the NDA resubmission for Gimoti, and potentially manufacturing commercial batches of Gimoti. In addition, cash will be needed to fund pre-commercialization and pre-approval activities for Gimoti, including preparing for marketing and commercial manufacturing of Gimoti, and general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through the target goal date for a decision under PDUFA and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Eversana Credit Facility which we believe, based on our current operating plan, will provide sufficient cash to fund our operations into 2021 excluding any potential future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated. Even with the Eversana Credit Facility, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and resubmit and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval. In addition, we will be required to pay to Mallinckrodt a low single digit royalty on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming.  While we resubmitted the NDA for Gimoti in December 2019, the successful development and commercialization of Gimoti is still highly uncertain, in part due to our receipt of the CRL from FDA. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Gimoti, though such costs may be significant.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.  We may never succeed in achieving marketing approval for our product candidate.

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

We grant stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to our closing market price on the date the stock options are granted.  The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued.  The weighted-average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation.  This decision was based on the lack of relevant historical data due to our limited historical experience.  In addition, due to our limited historical data, the estimated volatility was calculated based upon our historical volatility and, if necessary, supplemented with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The assumed dividend yield was based on our history of never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. We granted options to purchase 829,500 and 886,000 shares of common stock in 2019 and 2018, respectively.  In addition, in June 2019, we effected a one-time option exchange, wherein employees were offered the opportunity to exchange certain outstanding stock options for the grant of a lesser number of replacement stock options.  The participants received three new stock options for every four stock options tendered for exchange.  As a result, 2,456,999 stock options were exchanged for 1,842,746 replacement options.

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

Prior to the Warrant Amendments, the Warrants were classified as warrant liability and recorded at fair value. These Warrants contained a feature that could have required the transfer of cash in the event a change of control occurred without the authorization of our board of directors, and therefore, were classified as a liability in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 480, Distinguishing Liabilities from Equity.

This warrant liability was subject to remeasurement at each reporting date and we recognized any change in the fair value of the warrant liability in the statement of operations. We continued to adjust the carrying value of the warrants for changes in the estimated fair value until the date of the Warrant Amendments.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2019, we had federal and California tax net operating loss carryforwards of approximately $74.5 million and $47.7 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $12.6 million do not expire and will carry forward indefinitely. As of December 31, 2019, we also had federal and California research and development tax credit carryforwards of $2.3 million and $1.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Furthermore, under the U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/
	2019	2018	(Decrease)
Research and development expense	$3,416,466	$4,095,014	$(678,548)
General and administrative expense	$3,737,987	$3,919,671	$(181,684)
Other income	$28,798	$448,605	$(419,807)

Research and Development Expenses. Research and development expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased by approximately $679,000.  During 2019, we incurred expenses primarily related to responding to requests for additional information from FDA related to our Gimoti NDA filing and manufacturing registration batches of Gimoti, while during 2018 we prepared and filed the Gimoti NDA with FDA and had ongoing communication with FDA related to the NDA.  Costs incurred in 2019 included approximately $2.2 million for wages, taxes and employee insurance, including approximately $710,000 of stock-based compensation expense, approximately $945,000 related to manufacturing, and approximately

$286,000 related to responding to FDA questions on the NDA and CRL.  Costs incurred in 2018 included approximately $2.4 million for wages, taxes and employee insurance, including approximately $674,000 of stock-based compensation expense, approximately $1.3 million of NDA preparation costs, and approximately $399,000 related to manufacturing costs.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased by approximately $182,000.  Costs incurred in 2019 primarily included approximately $1.7 million for wages, taxes and employee insurance, including approximately $664,000 of stock-based compensation expense, approximately $1.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $165,000 for facility-related costs and approximately $132,000 for outside consultants.  Costs incurred in 2018 primarily included approximately $2.0 million for wages, taxes and employee insurance, including approximately $866,000 of stock-based compensation expense, approximately $1.5 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company and approximately $159,000 for facility-related costs.

Other Income. Other income for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased by approximately $420,000 due primarily to no longer being required to revalue the Warrants.  Since the date of the Warrant Amendments in March 2018, the Warrants were no longer classified as a liability on our balance sheet, were adjusted to fair value and were reclassified to additional paid-in capital, a component of stockholders’ equity.  Prior to the amendment, the Warrants were accounted for as a liability and were required to be revalued at each reporting period.

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

In November 2017, we filed a shelf registration statement with the SEC.   The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through FBR as a sales agent, pursuant to the FBR Sales Agreement.  We did not sell any shares of common stock through the FBR Sales Agreement during 2017. During the year ended December 31, 2018, we sold 1,985,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.6 million, net of commissions and fees.  During the year ended December 31, 2019, we sold 7,004,381 shares of common stock at a weighted-average price per share of $0.89 pursuant to the FBR Sales Agreement and received proceeds of approximately $6.1 million, net of commission and fees.  From January 1, 2020 through February 29, 2020, we have not sold any additional shares of common stock pursuant to the FBR Sales Agreement.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of February 29, 2020, our public float was approximately $34.2 million, based on 21,394,539 shares of outstanding common stock held by non-affiliates and at a price of $1.60 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on January 16, 2020. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of February 29, 2020, we had the capacity to issue up to approximately $5.1 million of additional shares of common stock pursuant to the FBR Sales Agreement.

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

In July 2016, we completed an at-the-market offering of 1,804,512 shares of common stock and a concurrent private placement of warrants to purchase shares of our common stock.  The aggregate gross proceeds from the sale of the common stock and warrants were $4.5 million, and the net proceeds after deduction of commissions and fees were approximately $4.0 million.

In August 2016, we completed an at-the-market offering of 3,244,120 shares of common stock and a concurrent private placement of warrant to purchase shares of our common stock.  The aggregate gross proceeds from the sale of the common stock and warrants were $10.0 million, and the net proceeds after deduction of commissions and fees were approximately $9.2 million.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2019 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through the PDUFA target goal date and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Eversana Credit Facility which we believe, based on our current operating plan, will provide sufficient cash to fund our operations into 2021 excluding any potential future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated. Even with the Eversana Credit Facility, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

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

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	respond to any requests or issues raised by FDA in its review of the CRL and conduct additional development activities, if required;
•	continue the pre-approval and pre-commercialization activities for Gimoti;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(5,762,093)	$(6,978,560)
Net cash provided by financing activities	$6,106,922	$4,618,297
Net increase (decrease) in cash and cash equivalents	$344,829	$(2,360,263)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, and other general operations. The cash used in operating activities during 2019 was primarily related to ongoing communication with FDA related to the NDA and the CRL, and manufacturing registration batches of Gimoti.  The cash used in operating activities during 2018 was primarily related to the preparation of the NDA and ongoing communication with FDA related to the NDA.  We expect that cash used in operating activities will increase in 2020 due to pre-approval and pre-commercialization activities, as well as commercialization activities should FDA approve the NDA for Gimoti.

Financing Activities. During the year ended December 31, 2019, we received net proceeds of approximately $6.1 million from the sale of 7,004,381 shares of common stock pursuant to the FBR Sales Agreement.  During the year ended December 31, 2018 we received net proceeds of approximately $4.6 million from the sale of 1,985,054 shares of common stock pursuant to the FBR Sales Agreement.

In addition, during the year ended December 31, 2018, we received proceeds of approximately $47,000 from the sale of 28,869 shares of common stock through our ESPP.  We did not sell any shares through our ESPP during 2019.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development for Gimoti, including to address potential questions that may arise from our Gimoti NDA resubmission;
•	we may not be able to provide acceptable evidence of safety and efficacy for Gimoti;
•	we may be required to undertake additional clinical trials and other studies of Gimoti before we receive approval of the NDA we resubmitted;
•	FDA may disagree with the design of our future clinical trials, if any are necessary;
•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•	FDA may not agree with the analysis of our clinical trial results;
•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;
•

subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to Gimoti, such as dysgeusia, headache, diarrhea, nasal discomfort, tremor, myoclonus, somnolence, rhinorrhea, throat irritation, and fatigue;

•	contract manufacturers, suppliers, and/or consultants may not meet appropriate timelines;
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

Off-Balance Sheet Arrangements

Through December 31, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018 and December 2019, and has an expiration date of December 31, 2020. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2019, future minimum lease payments for our facility lease are approximately $146,000.

In accordance with the technology acquisition with Mallinckrodt, we may be required to make milestone payments totaling up to $52 million.  The first $5 million would be required on the one-year anniversary of our receipt of approval from FDA to market Gimoti.  The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval.  In addition, we will be required to pay a low single digit royalty on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, licensed patents be granted.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2019 consisted of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our cash and cash equivalents, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018.

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

As required by SEC Rule 13a-15(b), as of December 31, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” and “Executive Officers,” and is incorporated herein by reference.

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

(c) See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Evoke Pharma, Inc.

Solana Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evoke Pharma, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not generated revenues or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 12, 2020

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$5,663,833	$5,319,004
Prepaid expenses	581,706	329,218
Total current assets	6,245,539	5,648,222
Operating lease right-of-use asset	138,538	—
Other assets	11,551	11,551
Total assets	$6,395,628	$5,659,773

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,033,383	$476,202
Accrued compensation	843,162	1,158,251
Operating lease liability	138,538	—
Total current liabilities	2,015,083	1,634,453

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2019 and 2018; issued and outstanding shares — 0 at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2019 and 2018; issued and outstanding shares — 24,431,914 and 17,427,533 at December 31, 2019 and 2018, respectively	2,443	1,743
Additional paid-in capital	90,108,492	82,628,312
Accumulated deficit	(85,730,390)	(78,604,735)
Total stockholders' equity	4,380,545	4,025,320
Total liabilities and stockholders' equity	$6,395,628	$5,659,773

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$3,416,466	$4,095,014
General and administrative	3,737,987	3,919,671
Total operating expenses	7,154,453	8,014,685
Loss from operations	(7,154,453)	(8,014,685)
Other income:
Interest income	28,798	15,213
Gain from change in fair value of warrant liability	—	433,392
Total other income	28,798	448,605
Net loss	$(7,125,655)	$(7,566,080)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.46)
Weighted-average shares used to compute basic and diluted net loss per share	22,296,089	16,602,422

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	15,413,610	$1,541	$73,202,863	$(71,038,655)	$2,165,749
Stock-based compensation expense	—	—	1,539,469	—	1,539,469
Issuance of common stock from employee stock purchase plan	28,869	3	47,054	—	47,057
Issuance of common stock, net	1,985,054	199	4,571,041	—	4,571,240
Reclassification of warrant liability due to warrant amendment	—	—	3,267,885	—	3,267,885
Net loss	—	—	—	(7,566,080)	(7,566,080)
Balance at December 31, 2018	17,427,533	1,743	82,628,312	(78,604,735)	4,025,320
Stock-based compensation expense	—	—	1,373,958	—	1,373,958
Issuance of common stock, net	7,004,381	700	6,106,222	—	6,106,922
Net loss	—	—	—	(7,125,655)	(7,125,655)
Balance at December 31, 2019	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(7,125,655)	$(7,566,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,373,958	1,539,469
Change in fair value of warrant liability	—	(433,392)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(116,676)	(78,172)
Accounts payable and accrued expenses	106,280	(440,385)
Net cash used in operating activities	(5,762,093)	(6,978,560)

Financing activities
Proceeds from issuance of common stock, net	6,106,922	4,618,297
Net cash provided by financing activities	6,106,922	4,618,297
Net increase (decrease) in cash and cash equivalents	344,829	(2,360,263)
Cash and cash equivalents at beginning of period	5,319,004	7,679,267
Cash and cash equivalents at end of period	$5,663,833	$5,319,004

Non-cash financing activities
Reclassification of warrant liability to equity due to amendment of warrants	—	$3,267,885

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

On December 19, 2019, based on FDA feedback received during the type A meeting, the Company resubmitted the Gimoti NDA to FDA.  The resubmission provided the requested additional information intended to address the deficiencies cited in the CRL. To address the clinical pharmacology issues, the resubmission included an in-depth root cause analysis, as well as patient use and experience data from the Company’s clinical trials. To address product quality/device quality issues cited in the CRL, the resubmission included 3-month stability data from commercial scale registration batches that met all product specifications.  We believe these data support the acceptance criteria for performance characteristics and device quality control we proposed in the Gimoti NDA. Additionally, as requested by FDA, the resubmission included data from an analysis of pump performance characteristics for the product used in the comparative bioavailability study and the product from commercial scale registration batches. The results of this testing showed all products performed within specifications.

On January 17, 2020, the Company received a notice from FDA that it had accepted the Company’s NDA resubmission for review and set a target goal date for a decision under the Prescription Drug User Fee Act (“PDUFA”) of June 19, 2020.

The Company does not anticipate realizing revenues until FDA approves the NDA and the Company begins commercializing Gimoti, which events may never occur.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has substantial expenditures for research and development, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company ended 2019 with approximately $5.7 million in cash and cash equivalents, the Company anticipates that it will continue to incur losses from operations due to pre-approval and pre-commercialization activities, including interactions with FDA on the Company’s NDA submission for Gimoti, responding to approvability issues raised in the CRL received from FDA, and potentially manufacturing commercial batches of Gimoti, and for general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In its report on the Company’s financial statements for the year ended December 31, 2019, the Company’s independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. The Company believes, based on its current operating plan, that its existing cash and cash equivalents will be sufficient to fund its operations through the target goal date for a decision under PDUFA and into the third quarter of 2020. If Gimoti is approved by FDA, additional funds will become available from the revolving credit facility (the “Eversana Credit Facility”) with Eversana Life Sciences Services, LLC (“Eversana”), as disclosed in Note 8, which we believe, based on our current operating plan, will provide sufficient cash to fund the Company’s operations into 2021 excluding any potential future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated. Even with the Eversana Credit Facility, the Company will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. There can be no assurance that the Company will be able to further develop Gimoti, if required, and receive FDA approval of the Gimoti NDA.  Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or the company, the Company will be required to curtail all of its activities and may be required to liquidate, dissolve or otherwise wind down its operations.

Notice of Delisting

On May 15, 2019, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company was provided an initial period of 180 calendar days, or until November 11, 2019, to regain compliance. The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on the Nasdaq Capital Market.

The Company did not regain compliance with Nasdaq listing rules by November 11, 2019, but Nasdaq provided an additional 180 calendar day compliance period.  On November 29, 2019, the Company received notification from Nasdaq that the Company regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market.

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

Prior to the Warrant Amendments, the Warrants were classified as warrant liability and recorded at fair value. These Warrants contained a feature that could have required the transfer of cash in the event a change of control occurred without the authorization of the Company’s board of directors, and therefore, were classified as a liability in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity.

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

Service providers typically invoice the Company monthly in arrears for services performed.  In accruing service fees, the Company estimates the time period over which services were performed and the level of effort expended in each period.  If the Company does not identify costs that have begun to be incurred, or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ materially from estimates.  To date, the Company has not experienced significant changes in estimates of accrued research and development expenses after a reporting period.  However, due to the nature of estimates, no assurance can be made that changes to the estimates will not be made in the future as the Company becomes aware of additional information about the status or conduct of clinical studies and other research activities.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common stock outstanding that are subject to repurchase. Since the Company’s repurchase right lapsed upon the filing of the NDA in June 2018, the Company no longer has any common stock subject to repurchase.  As such, to account for the time the common stock was subject to repurchase, the Company excluded 18,791 shares from the weighted-average number of common stock outstanding for the year ended December 31, 2018.  Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of shares subject to repurchase, warrants to purchase common stock, options to purchase common stock under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.  For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Common stock subject to repurchase	—	18,791
Warrants to purchase common stock	2,713,561	2,713,561
Common stock options	3,114,371	3,017,624
Employee stock purchase plan	25,000	10,785
Total excluded securities	5,852,932	5,760,761

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The Company adopted this standard effective January 1, 2019, as required.  The Company determines if an arrangement is a finance lease, operating lease or short-term lease at inception. The Company elected the “package of practical expedients,” which permits the Company not to reassess prior conclusions about lease identifications, lease classification and initial direct costs. The Company also elected not to separate lease and non-lease components when certain conditions are met.  As discussed in Note 3, the Company’s only significant lease is its facility lease, which expires on December 31, 2020, and is classified as an operating lease.

3. Commitments

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018 and December 2019, and has an expiration date of December 31, 2020. According to ASU No. 2016-02, the Company recognized an operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and then amortizes the ROU assets over the lease term. The Company applies a discount rate to the minimum lease payments within the lease agreement to determine the value of right-of-use assets and lease liabilities. Unless the rate implicit in the lease is determinable, ASU No. 2016-02 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The Company noted that the implicit rate in the lease was not determinable and calculated its incremental borrowing rate primarily based on the Company’s assumed borrowing rate of 12%. On January 1, 2019, the Company recorded an operating lease ROU asset and liability of approximately $136,000 based on the present value of the remaining minimum lease payments. During the year ended December 31, 2019, changes in operating lease ROU asset and payments of the lease liability were included in prepaid expenses and other assets and accounts payable and other current liabilities, respectively, on the statement of cash flows.

Upon amendment and renewal of the term of the lease in December 2019, the Company updated the operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date of the lease amendment and recorded an operating lease ROU asset and liability of approximately $139,000.

Rent expense for the years ended December 31, 2019 and 2018 was approximately $145,000 and $139,000, respectively. The Company also pays pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2019, the Company has future minimum lease payments under its facility lease in 2020 of approximately $146,000.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval.  In addition, the Company will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, licensed patents be granted.

5. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2019 or 2018.

Common Stock

As of December 31, 2019, there were 24,431,914 shares of common stock outstanding.  Each share of common stock is entitled to one vote.  The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company.  To date, no dividends have been declared.

As of December 31, 2019, the holders of 1,509,789 shares of the Company’s common stock are entitled to reasonable best efforts registration rights with respect to the registration of their shares under the Securities Act of 1933, as amended (“Securities Act.”).  Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act.

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the year ended December 31, 2018, the Company sold 1,985,054 shares of common stock at a weighted-average price per share of $2.38 pursuant to the FBR Sales Agreement and received proceeds of approximately $4.6 million, net of commissions and fees. During the year ended December 31, 2019, the Company sold 7,004,381 shares of common stock at a weighted-average price per share of $0.89 pursuant to the FBR Sales Agreement and received proceeds of approximately $6.1 million, net of commissions and fees. From January 1, 2020 through February 29, 2020, the Company has not sold any shares of common stock pursuant to the FBR Sales Agreement.

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

Warrants

The Company has issued warrants to purchase common stock to banks that have previously loaned funds to the Company, as well as to representatives of the underwriters of the Company’s public offerings and certain of their affiliates.

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

At December 31, 2019 and 2018, there were warrants outstanding to purchase 2,713,561 shares of the Company’s common stock with a weighted average exercise price of $2.91. At December 31, 2019, the weighted average remaining contractual term of the outstanding warrants is 2.04 years.

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

As a result of the annual increases since the 2013 Plan originated, and the increase of stock options reserved under the Restated Plan approved by the Company’s stockholders through April 2018, the Company has increased the number shares reserved for issuance under the 2013 Plan by 4,073,526 shares.  As of December 31, 2019, 1,587,155 options remain available for future grant under the 2013 Plan.  On January 1, 2020, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 977,277 shares, making 2,564,432 options available for future grant under the 2013 Plan.

Options granted under the 2007 Plan and 2013 Plan have ten-year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 829,500 and 886,000 shares of common stock in 2019 and 2018, respectively. The exercise price of all options granted during the years ended December 31, 2019 and 2018 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2007 Plan and 2013 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,017,624	$3.11	7.68	$382,160
Granted/Exchanged	2,672,246	$1.20	9.36	—
Exercised	—	—	—	—
Expired/Forfeited/Exchanged	(2,575,499)	$2.82	7.48	—
Outstanding at December 31, 2019	3,114,371	$1.71	8.32	$2,143,756

Vested and expected to vest at December 31, 2019	3,114,371	$1.71	8.32	$2,143,756

Exercisable at December 31, 2019	1,230,605	$3.17	6.70	$392,604

The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $1.62 and $2.48 at December 31, 2019 and 2018, respectively, and the contractual exercise price.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2019 and 2018, was $0.91 and $1.86, respectively.

There were no options exercised in 2019 and 2018.

The Company had the following nonvested options under the 2007 Plan and 2013 Plan:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	1,117,407	$2.44
Granted	2,672,246	$1.20
Vested	(494,674)	$1.53
Expired/Forfeited/Exchanged	(1,411,213)	—
Nonvested at December 31, 2019	1,883,766	$0.75

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

In May 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 100,000 shares (to an aggregate of 1,250,000 shares), to increase the annual evergreen provision from 30,000 shares to 100,000 shares, and to extend the term of the ESPP into 2027.  The Company increased the number shares reserved for issuance under the ESPP by 420,000 shares since the inception of the ESPP.  As of December 31, 2019, 263,065 shares remain available for future issuance under the ESPP. On January 1, 2020, the Company further increased the number of shares reserved for future issuance under the ESPP by 100,000 shares, making 363,065 shares available for future issuance under the ESPP after that increase.

Payroll withholdings from the Company’s employees of approximately $47,000 resulted in the issuance of 28,869 shares of common stock through its ESPP during the year ended December 31, 2018. No shares of common stock were issued through the ESPP during 2019.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Risk free interest rate	1.80% - 2.55%	2.66% - 2.85%
Expected option term	4.27 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	90.34% - 112.58%	90.15% - 92.30%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the years ended December 31, 2019 and 2018 as follows:

	Year Ended December 31,
	2019	2018
Risk free interest rate	1.89% - 2.52%	1.85% - 2.29%
Expected term	0.5 years	0.5 years
Expected volatility of common stock	130.36% - 170.68%	45.24% - 58.76%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the years ended December 31, 2019 and 2018 as follows:

	Year Ended December 31,
	2019	2018
Research and development	$710,155	$673,525
General and administrative	663,803	865,944
Total stock-based compensation expense	$1,373,958	$1,539,469

As of December 31, 2019, there was approximately $2.1 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.24 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Stock options issued and outstanding	3,114,371	3,017,624
Authorized for future option grants	1,587,155	986,801
Warrants to purchase common stock	2,713,561	2,713,561
Authorized for employee stock purchase plan	263,065	163,065
Total common stock reserved for future issuance	7,678,152	6,881,051

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

The following table presents a reconciliation of the Company’s warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

December 31,
2018
Beginning balance of warrant liability	$3,701,277
Change in fair value upon re-measurement	(433,392)
Reclassification to Additional Paid-in Capital due to warrant exercise	—
Reclassification to Additional Paid-in Capital due to warrant amendment	(3,267,885)
Ending balance of warrant liability	$-

There were no transfers between Level 1 and Level 2 in any of the periods reported.

7. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age.  Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2019 and 2018, the Company adopted Safe Harbor 401(k) provisions.  No contributions were required to be made to the accounts of employees for the years ended December 31, 2019 and 2018 in order to maintain the Plan’s compliance with Internal Revenue Service regulations.

8. Commercial Services and Loan Agreements with Eversana

On January 21, 2020, the Company entered into a commercial services agreement (the “Eversana Agreement”) with Eversana for the commercialization of Gimoti.  Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States, if approved by FDA.  Eversana will manage the marketing of Gimoti to gastroenterologists and other targeted health care providers, as well as the sales and distribution of Gimoti to wholesalers, pharmacies and other customers within the United States.

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti.  Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services.  The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed.  Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens.  Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties.  During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

The term of the Eversana Agreement is from January 21, 2020 until five years from the date, if any, that FDA approves the Gimoti NDA.  Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities.  Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds.  Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; the Company discontinues the development or production of Gimoti; Gimoti is not commercially launched within nine months of FDA approval, if any, or the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership, subject, in the event that the Company initiates such termination, to a one-time payment equal to between two times and one times annualized service fees paid by the Company under the Eversana Agreement, with such amount based on which year after commercial launch the change of control occurs. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve month period and any revenue which occurred prior to the termination yet to be collected.  In addition, Eversana may terminate the Eversana Agreement if Gimoti is not approved by FDA by December 31, 2020 (provided Eversana gives the Company notice of such termination no later than March 1, 2021), or if the Company withdraws Gimoti from the market for more than 90 days.  The Company may also terminate the agreement if the parties are unable to agree to a commercialization plan and budget within 75 days of the date of the Eversana Agreement.

In addition, in connection with the Eversana Agreement, the Company and Eversana have entered into the Eversana Credit Facility, pursuant to which Eversana has agreed to provide a revolving Credit Facility of up to $5.0 million to the Company upon FDA approval of the Gimoti NDA, if any, as well as certain other customary conditions.  The Eversana Credit Facility is secured by all of the Company’s personal property other than the Company’s intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in the Company’s intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%.

The Company may prepay any amounts borrowed under the Eversana Credit Facility at any time without penalty or premium.  The maturity date of all amounts, including interest, borrowed under the Eversana Credit Facility will be 90 days after the expiration or earlier termination of the Eversana Agreement.   The Eversana Credit Facility also includes events of default, the occurrence and continuation of which provide Eversana with the right to exercise remedies against the Company and the collateral securing the loans under the Eversana Credit Facility, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the Eversana Credit Facility, an uncured material breach of the representations, warranties and other obligations under the Eversana Credit Facility, the occurrence of insolvency events and the occurrence of a change in control.

On January 23, 2020, the Company and Novos Growth, LLC mutually agreed to terminate, effective immediately, a commercialization agreement entered into in January 2019.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheet at December 31, 2019. The Company has an uncertain tax position of $2.0 million related to California net operating losses at December 31, 2019. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities.

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(%)	(%)
Federal statutory rate	21	21
Change in valuation allowance	(4)	(1)
State income taxes, net of federal effect	7	—
Warrant liability FMV adjustment	—	1
Research and development credits	3	4
Removal of net operating losses and other credits	(27)	(22)
Impact of state tax rate change	4	—
Stock compensation and other permanent items	(4)	(3)
Effective income tax rate	—	—

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of approximately $19.0 million and a research and development credit of approximately $3.5 million generated through December 31, 2019 from its deferred tax asset schedule, and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Acquired technology	$80,000	$81,000
Stock compensation expense	846,000	574,000
Lease liability	39,000	—
Accruals and other	237,000	244,000
Total deferred tax assets	$1,202,000	$899,000
Deferred tax liabilities:
Right of use asset	(39,000)	—
Total deferred tax liabilities	(39,000)	—
Less valuation allowance	(1,163,000)	(899,000)
Net deferred tax assets (liabilities)	—	—

At December 31, 2019, the Company has federal and California net operating loss carryforwards of approximately $74.5 million and $47.7 million, respectively. The federal and California net operating loss carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $12.6 million do not expire and will carry forward indefinitely. The Company also has federal and California research tax credit carryforwards of approximately $2.3 million and $1.4 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely.  Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of the Company’s taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

There were no changes to unrecognized tax benefits in 2019 and 2018.  As such, the balance of unrecognized tax benefits (excluding interest and penalties) was approximately $2.0 million at December 31, 2019 and 2018.

Due to the full valuation allowance that the Company has on the deferred tax assets, there are no unrecognized tax benefits that would impact the effective tax rate, if recognized.

10. Subsequent Events

For the purposes of the financial statements as of December 31, 2019 and the year then ended, the Company has evaluated subsequent events through the date the audited annual financial statements were issued.  The Company has concluded that no subsequent event has occurred that required disclosure in the financial statements other than what has been disclosed.

11. Summarized Quarterly Data (Unaudited)

The following financial information reflects all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results of the interim periods. Summarized quarterly data for the years ended December 31, 2019 and 2018 are as follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2019
Research and development expense	$746,882	$1,205,599	$822,444	$641,541
General and administrative expense	$1,223,013	$918,139	$814,218	$782,617
Net loss	$(1,965,266)	$(2,114,096)	$(1,628,065)	$(1,418,228)
Net loss per common share, basic and diluted (1)	$(0.11)	$(0.09)	$(0.07)	$(0.06)
Weighted average shares outstanding, basic and diluted	17,484,318	23,258,567	24,128,060	24,313,411

2018
Research and development expense	$1,385,366	$1,388,791	$625,497	$695,360
General and administrative expense	$1,032,245	$917,305	$897,060	$1,073,061
Gain from change in fair value of warrant liability	$433,392	—	—	—
Net loss	$(1,982,786)	$(2,303,193)	$(1,519,468)	$(1,760,633)
Net loss per common share, basic and diluted (1)	$(0.13)	$(0.14)	$(0.09)	$(0.10)
Weighted average shares outstanding, basic and diluted	15,427,037	16,425,468	17,129,649	17,427,533

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

4.1(3)	Form of the Company’s Common Stock Certificate

4.2(4)	Investor Rights Agreement dated as of June 1, 2007

4.3(4)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4(10)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.5(11)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.6 (13)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (18)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(4)#	2007 Equity Incentive Plan, as amended, and form of option agreement thereunder

10.4(1)#	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.5(6)#	2013 Employee Stock Purchase Plan restated effective May 3, 2017

10.6(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.7(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.8(7)†	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.9(8)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.10(9)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 28, 2016

10.11(10)	Form of Securities Purchase Agreement dated as of July 20, 2016 by and between the Company and certain investors party thereto

10.12(10)	Engagement Letter dated as of July 19, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.13(11)	Form of Securities Purchase Agreement dated as of July 29, 2016 by and between the Company and certain investors party thereto

10.14(11)	Engagement Letter dated as of July 29, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.15(14)	Standard Office Lease, dated as of December 19, 2016, between the Company and SB Corporate Centre III-IV, LLC

10.16(14)#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio

10.17(14)#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson

Exhibit Number	Description of Exhibit

10.18(16)†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited

10.19(21)	At Market Issuance Sales Agreement, dated as of April 15, 2016, between the Company and B. Riley FBR, Inc. (as successor by merger to FBR Capital Markets & Co.)

10.20(15)	Amendment No. 1 to At Market Issuance Sales Agreement, effective as of November 14, 2017, between the Company and B. Riley FBR, Inc.

10.21(12)†	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.

10.22(19)	Amendment to Asset Purchase Agreement entered into by and between the Company and Mallinckrodt ARD Inc. dated March 21, 2018

10.23(17)	2013 Equity Incentive Award Plan, as amended and restated, effective February 7, 2018

10.24(20)	First Amendment to Standard Office Lease dated September 27, 2018 between the Company and SB Corporate Centre III-IV, LLC.

10.25(20)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective February 6, 2019

10.26	Second Amendment to Standard Office Lease dated December 6, 2019 between the Company and SB Corporate Centre III IV, LLC

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(3)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 22, 2017.
(7)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2013.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.
(15)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on November 14, 2017.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018.
(17)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2018.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016.
†	Confidential treatment has been granted as applicable for portions of this exhibit. These portions have been omitted from the filed version of this exhibit and filed separately with the SEC.
#	Management contract or compensatory plan or arrangement.
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

EVOKE PHARMA, INC.

Date: March 12, 2020	By:	/s/ David A. Gonyer
David A. Gonyer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2020
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	Executive Vice President, Chief Business Officer, Treasurer	March 12, 2020
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 12, 2020
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 12, 2020
Todd C. Brady, M.D., Ph.D.

/s/ Malcolm R. Hill, Pharm. D.	Director	March 12, 2020
Malcolm R. Hill, Pharm. D.

/s/ Ann D. Rhoads	Director	March 12, 2020
Ann D. Rhoads

/s/ Kenneth J. Widder, M.D.	Director	March 12, 2020
Kenneth J. Widder, M.D.