Form 10-Q
period 2020-03-31
Evoke Pharma Inc
filed 2020-05-12
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-36075

EVOKE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447886
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

420 Stevens Avenue, Suite 370, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 345-1494

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVOK	The Nasdaq Capital Market

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

As of May 7, 2020, the registrant had 24,702,590 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,133,188	$5,663,833
Prepaid expenses	387,803	581,706
Other current assets	11,551	—
Total current assets	4,532,542	6,245,539
Operating lease right-of-use asset	105,352	138,538
Other assets	—	11,551
Total assets	$4,637,894	$6,395,628

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$925,628	$1,033,383
Accrued compensation	685,266	843,162
Operating lease liability	105,352	138,538
Total current liabilities	1,716,246	2,015,083

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 24,456,914 and 24,431,914 at March 31, 2020 and December 31, 2019, respectively	2,446	2,443
Additional paid-in capital	90,439,901	90,108,492
Accumulated deficit	(87,520,699)	(85,730,390)
Total stockholders' equity	2,921,648	4,380,545
Total liabilities and stockholders' equity	$4,637,894	$6,395,628

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$463,853	$746,882
General and administrative	1,329,834	1,223,013
Total operating expenses	1,793,687	1,969,895
Loss from operations	(1,793,687)	(1,969,895)
Other income:
Interest income	3,378	4,629
Total other income	3,378	4,629
Net loss	$(1,790,309)	$(1,965,266)

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.11)

Weighted-average shares used to compute basic and diluted net loss per share	24,439,881	17,484,318

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	310,162	—	310,162
Issuance of common stock, net	25,000	3	21,247	—	21,250
Net loss	—	—	—	(1,790,309)	(1,790,309)
Balance at March 31, 2020	24,456,914	$2,446	$90,439,901	$(87,520,699)	$2,921,648

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	17,427,533	$1,743	$82,628,312	$(78,604,735)	$4,025,320
Stock-based compensation expense	—	—	378,959	—	378,959
Issuance of common stock, net	450,000	45	636,387	—	636,432
Net loss	—	—	—	(1,965,266)	(1,965,266)
Balance at March 31, 2019	17,877,533	$1,788	$83,643,658	$(80,570,001)	$3,075,445

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(1,790,309)	$(1,965,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	310,162	378,959
Change in operating assets and liabilities:
Prepaid expenses and other assets	227,089	142,299
Accounts payable and other current liabilities	(298,837)	(482,878)
Net cash used in operating activities	(1,551,895)	(1,926,886)

Financing activities
Proceeds from issuance of common stock, net	21,250	636,432
Net cash provided by financing activities	21,250	636,432
Net decrease in cash and cash equivalents	(1,530,645)	(1,290,454)
Cash and cash equivalents at beginning of period	5,663,833	5,319,004
Cash and cash equivalents at end of period	$4,133,188	$4,028,550

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

Since its inception, the Company has devoted substantially all of its efforts to developing its sole product candidate, Gimoti™, and has not realized revenues from its planned principal operations.  On June 1, 2018, the Company filed a 505(b)(2) New Drug Application (“NDA”) for Gimoti with the U.S. Food and Drug Administration (“FDA”) and on April 1, 2019, the Company received a Complete Response Letter (“CRL”) from FDA for the NDA. The CRL stated that FDA has determined it cannot approve the NDA in its present form and provided recommendations to address the two remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality/device quality. FDA did not request any new clinical data and did not raise any safety concerns.

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

On December 19, 2019, based on FDA feedback received during the type A meeting, the Company resubmitted the Gimoti NDA to FDA.  The resubmission provided the requested additional information intended to address the deficiencies cited in the CRL. To address the clinical pharmacology issues, the resubmission included an in-depth root cause analysis, as well as patient use and experience data from the Company’s clinical trials. To address product quality/device quality issues cited in the CRL, the resubmission included 3-month stability data from commercial scale registration batches that met all product specifications.  The Company believes these data support the acceptance criteria for performance characteristics and device quality control it proposed in the Gimoti NDA. Additionally, as requested by FDA, the resubmission included data from an analysis of pump performance characteristics for the product used in the comparative bioavailability study and the product from commercial scale registration batches. The results of this testing showed all products performed within specifications.

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

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company had approximately $4.1 million in cash and cash equivalents at March 31, 2020, the Company anticipates that it will continue to incur losses from operations due to pre-approval and pre-commercialization activities, including interactions with FDA on the Company’s NDA resubmission for Gimoti, potentially manufacturing commercial batches of Gimoti, and general and administrative costs to support operations.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. The Company believes, based on its current operating plan, that its existing cash and cash equivalents will be sufficient to fund its operations through the target goal date for a decision under PDUFA and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the revolving credit facility (the “Eversana Credit Facility”) with Eversana Life Sciences Services, LLC (“Eversana”), as disclosed in Note 5, which the Company believes, based on its current operating plan, will provide sufficient cash to fund the Company’s operations into 2021, excluding any potential future Gimoti product revenue.  This period could be shortened if there are any unanticipated increases in planned spending. Even with the Eversana Credit Facility, the Company will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. There can be no assurance that the Company, if required, will be able to further develop Gimoti, resubmit the Gimoti NDA or receive FDA approval of the Gimoti NDA.  Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or the Company, the Company will be required to curtail all of its activities and may be required to liquidate, dissolve or otherwise wind down its operations.

Impact of COVID-19

To date, the Company has not experienced material disruptions to its financial condition or operations from the novel coronavirus disease (“COVID-19”) pandemic. In anticipation of the PDUFA target goal date of June 19, 2020 for its Gimoti NDA, the Company has continued its pre-commercial activities, including refining the commercial manufacturing process, and with Eversana, has continued preparing for the potential commercialization of Gimoti, if FDA approval is obtained.  However, there can be no assurance that the Company or Eversana will not be impacted by the COVID-19 pandemic.  For example, FDA may delay the PDUFA target goal date due to FDA’s internal resource constraints as a result of disruptions or shifting of resources within FDA due to the COVID-19 pandemic, or other reasons.  In addition, the COVID-19 pandemic may disrupt the operations of the Company’s third-party suppliers and manufacturers and delay the Company’s manufacturing timelines and commercial launch of Gimoti, if approved, and may negatively impact the Company’s ability to successfully commercialize Gimoti and generate product sales, if Gimoti is approved.  Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on the Company’s business and financial condition, including impairing its ability to raise capital when needed. In April 2020, the Company applied for and was approved for a Small Business Administration loan under the Paycheck Protection Program, established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. On May 1, 2020, the Company received the loan proceeds in the amount of approximately $104,000.

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented.  These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.  The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Stock-Based Compensation

Stock-based compensation expense for stock option grants and employee stock purchases under the Company’s Employee Stock Purchase Plan (the “ESPP”) is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the employee’s requisite service period, except awards with a performance condition.  Awards with performance conditions commence vesting when the satisfaction of the performance condition is probable. The estimation of stock option and ESPP fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and volatility of the Company’s common stock.  The judgments directly affect the amount of compensation expense that will be recognized.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of warrants to purchase common stock, options to purchase common stock under the Company’s equity incentive plans and potential shares to be purchased under the ESPP. For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Warrants to purchase common stock	2,713,561	2,713,561
Common stock options	3,989,371	3,672,624
Employee stock purchase plan	24,714	6,126
Total excluded securities	6,727,646	6,392,311

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval.  In addition, the Company will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, patents be granted.

4. Stockholders’ Equity

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the three months ended March 31, 2019, the Company sold 450,000 shares of common stock at a weighted-average price per share of $1.44 pursuant to the FBR Sales Agreement and received proceeds of approximately $636,000, net of commissions and fees. There were no shares sold under the FBR Sales Agreement during the three months ended March 31, 2020. From April 1, 2020 through May 7, 2020, the Company sold 245,676 shares of common stock at a weighted-average price per share of $1.31 pursuant to the FBR Sales Agreement and received proceeds of approximately $316,000, net of commissions and fees.

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

During the three months ended March 31, 2020, the Company granted stock options to purchase 875,000 shares of the Company’s common stock. Of such options, 50% do not begin vesting until the date, if any, that FDA approves the Gimoti NDA. The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Common Stock Options
Risk free interest rate	0.96%	2.55%
Expected option term	6.0 years	6.0 years
Expected volatility of common stock	99.73%	90.34%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Employee Stock Purchase Plan
Risk free interest rate	1.11%	2.52%
Expected term	6.0 months	6.0 months
Expected volatility of common stock	69.72%	130.36%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$120,562	$152,174
General and administrative	189,600	226,785
Total stock-based compensation expense	$310,162	$378,959

As of March 31, 2020, there was approximately $2.2 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.29 years. Should the Gimoti NDA be approved by FDA, there will be approximately $423,000 of additional compensation costs to be recognized.

5. Commercial Services and Loan Agreements with Eversana

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

The term of the Eversana Agreement is from January 21, 2020 until five years from the date, if any, that FDA approves the Gimoti NDA.  Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities.  Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds.  Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; the Company discontinues the development or production of Gimoti; Gimoti is not commercially launched within nine months of FDA approval, if any, or the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership, subject, in the event that the Company initiates such termination, to a one-time payment equal to between two times and one times annualized service fees paid by the Company under the Eversana Agreement, with such amount based on which year after commercial launch the change of control occurs. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected.  In addition, Eversana may terminate the Eversana Agreement if Gimoti is not approved by FDA by December 31, 2020 (provided Eversana gives the Company notice of such termination no later than March 1, 2021), or if the Company withdraws Gimoti from the market for more than 90 days.

In addition, in connection with the Eversana Agreement, the Company and Eversana entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving Credit Facility of up to $5.0 million to the Company upon FDA approval of the Gimoti NDA, if any, as well as certain other customary conditions.  The Eversana Credit Facility is secured by all of the Company’s personal property other than its intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in its intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2020.  Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, such as the timing and results of any decision regarding the New Drug Application, or NDA, for Gimoti from the U.S. Food and Drug Administration, or FDA, including whether FDA will act by the Prescription Drug User Fee Act, or PDUFA, target goal date for a decision of June 19, 2020, our plans to commercialize Gimoti, if approved, in partnership with Eversana Life Sciences Services, LLC, or Eversana, future regulatory developments, research and development costs, the timing and likelihood of success, plans and objectives of management for future operations, future results of current and anticipated products and the expected impact of the novel coronavirus, or COVID-19, on us, FDA or on third parties on whom we rely, are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q completely.  As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.  Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.  For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

We use our registered trademark, EVOKE PHARMA, and our trademarked product name, GIMOTI, in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations.  Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Evoke,” “we,” “us” and “our” refer to Evoke Pharma, Inc.

Overview

We are a specialty pharmaceutical company focused primarily on the development of drugs to treat gastrointestinal, or GI, disorders and diseases.  We are developing Gimoti, an investigational metoclopramide nasal spray for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in women.  Diabetic gastroparesis is a GI disorder afflicting millions of individuals worldwide and is characterized by slow or delayed gastric emptying and evidence of gastric retention in the absence of mechanical obstruction and can cause various serious digestive system symptoms and other complications.  Metoclopramide tablets and injection are the only products currently approved in the United States to treat the symptoms associated with acute and recurrent diabetic gastroparesis. Gimoti is a novel nasal spray formulation of metoclopramide designed to provide systemic delivery of the molecule through the nasal mucosa. We submitted an NDA for Gimoti to FDA on June 1, 2018 and received a Day-74 FDA filing communication letter in August 2018.  The letter stated that the NDA was sufficiently complete to permit a substantive review and set a target goal date for a decision under the Prescription Drug User Fee Act, or PDUFA, of April 1, 2019.

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

On January 21, 2020, we entered into the Eversana Agreement for the commercialization of Gimoti, if approved. Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States, if approved by FDA.  Eversana will manage the marketing of Gimoti to gastroenterologists and other targeted health care providers, as well as the sales and distribution of Gimoti to wholesalers, pharmacies and other customers within the United States.  Eversana will also provide a $5 million revolving credit facility, or Eversana Credit Facility, that we can access if FDA approves Gimoti.  On January 23, 2020, we and Novos Growth, LLC mutually agreed to terminate, effective immediately, a commercialization agreement entered into in January 2019.

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

As of March 31, 2020, we had cash and cash equivalents of approximately $4.1 million. Current cash on hand is intended to fund interactions with FDA on the NDA resubmission for Gimoti, and potentially manufacturing commercial batches of Gimoti. In addition, cash will be needed to fund pre-commercialization and pre-approval activities for Gimoti, including preparing for marketing and commercial manufacturing of Gimoti, and general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through the target goal date for a decision under PDUFA and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Eversana Credit Facility which we believe, based on our current operating plan, will provide sufficient cash to fund our operations into 2021, excluding any potential future Gimoti product revenue.  This period could be shortened if there are any unanticipated increases in planned spending, including as a result of the COVID-19 pandemic. Even with the Eversana Credit Facility, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

To date, we have not experienced material disruptions to our financial condition or operations from the novel coronavirus disease (“COVID-19”) pandemic.  In anticipation of the PDUFA target goal date of June 19, 2020 for our Gimoti NDA, we have continued our pre-commercial activities, including refining the commercial manufacturing process, and with Eversana, have continued preparing for the potential commercialization of Gimoti, if FDA approval is obtained.  However, there can be no assurance that we or Eversana will not be impacted by the COVID-19 pandemic.  For example, FDA may delay the PDUFA target goal date due to FDA’s internal resource constraints as a result of disruptions or shifting resources within FDA due to the COVID-19 pandemic, or other reasons.  In addition, the COVID-19 pandemic may disrupt the operations of our third-party suppliers and manufacturers and delay our manufacturing timelines and commercial launch of Gimoti, if approved, and may negatively impact our ability to successfully commercialize Gimoti and generate product sales, if Gimoti is approved.  Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. In April 2020, we applied for and were approved for a Small Business Administration loan under the Paycheck Protection Program, established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. On May 1, 2020, we received the loan proceeds in the amount of approximately $104,000.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success and will only apply if Gimoti receives regulatory approval.  In addition, we will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti.  Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, patents be granted.

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred.  Research and development expenses primarily include:

•	clinical and regulatory-related costs;
•	expenses incurred under agreements with contract research organizations, or CROs;
•	manufacturing and stability testing costs and related supplies and materials; and
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

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

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 12, 2020.

Other Information

None.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase/
	2020	2019	(Decrease)
Research and development expenses	$463,853	$746,882	$(283,029)
General and administrative expenses	$1,329,834	$1,223,013	$106,821

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 decreased by approximately $283,000. During 2020, we incurred expenses responding to requests for additional information from FDA and preparing for future manufacturing and potential commercial launch of Gimoti.  Costs incurred in 2020 included approximately $370,000 for wages, taxes and employee insurance, including approximately $121,000 of stock-based compensation expense, and approximately $76,000 related to manufacturing. During 2019, we incurred expenses responding to requests for additional information from FDA and preparing for future manufacturing and potential commercial launch of Gimoti. Costs incurred in 2019 included approximately $572,000 for wages, taxes and employee insurance, including approximately $152,000 of stock-based compensation expense, approximately $103,000 related to manufacturing, and approximately $68,000 related to responding to FDA questions on the NDA and the DRL.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 increased by approximately $107,000. Costs incurred in 2020 primarily included approximately $624,000 for wages, taxes and employee insurance, including approximately $190,000 of stock-based compensation expense, and approximately $634,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Costs incurred in 2019 primarily included approximately $617,000 for wages, taxes and employee insurance, including approximately $227,000 of stock-based compensation expense, approximately $491,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $35,000 for pre-commercialization costs.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement.  During the three months ended March 31, 2019, we sold 450,000 shares of common stock at a weighted-average price per share of $1.44 pursuant to the FBR Sales Agreement and received proceeds of approximately $636,000, net of commissions and fees. There were no shares sold under the FBR Sales Agreement during the three months ended March 31, 2020. From April 1, 2020 through May 7, 2020, we sold 245,676 shares of common stock at a weighted-average price per share of $1.31 pursuant to the FBR Sales Agreement and received proceeds of approximately $316,000, net of commissions and fees.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K (“Form 10-K”), and our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules.  As of May 7, 2020, our public float was approximately $29.6 million, based on 21,640,215 shares of outstanding common stock held by non-affiliates at a price of $1.37 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on May 6, 2020.  As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period.  If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of May 7, 2020, we had the capacity to issue up to approximately $4.7 million of additional shares of common stock pursuant to the FBR Sales Agreement.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2019 with respect to our ability to continue as a going concern.  This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  On January 17, 2020, we received a notice from FDA that it had accepted our NDA resubmission for review and set a target goal date for a decision under PDUFA of June 19, 2020.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations through the PDUFA target goal date and into the third quarter of 2020.  If Gimoti is approved by FDA, additional funds will become available from the Eversana Credit Facility which we believe, based on our current operating plan, will provide sufficient cash to fund our operations into 2021 excluding any potential future Gimoti product revenue.  This period could be shortened if there are unanticipated increases in planned spending, including as a result of the COVID-19 pandemic. Even with the Eversana Credit Facility, we will be required to raise additional funds in order to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required, and receive FDA approval of the Gimoti NDA.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

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

We expect to continue to incur expenses and increase operating losses for at least the next several years.  In the near-term, we anticipate incurring costs as we:

•	respond to any requests or issues raised by FDA in its review of the NDA and conduct additional development activities, if required;
•	continue the pre-approval and pre-commercialization activities for Gimoti;
•	continue the preparation of the commercial manufacturing process;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,551,895)	$(1,926,886)
Net cash provided by financing activities	$21,250	$636,432
Net decrease in cash and cash equivalents	$(1,530,645)	$(1,290,454)

Operating Activities.  The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, and other general operations. The cash used in operating activities during the three months ended March 31, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, and pre-approval and pre-commercialization activities. The cash used in operating activities during the three months ended March 31, 2019 was primarily related to ongoing communication with FDA related to the NDA and pre-approval and pre-commercialization activities. We expect that cash used in operating activities will increase in 2020 due to responding to FDA questions related to the NDA resubmission, pre-approval and pre-commercialization activities, as well as commercialization activities should FDA approve the NDA for Gimoti.

Financing Activities.  During the three months ended March 31, 2019, we received net proceeds of approximately $636,000 from the sale of 450,000 shares of common stock pursuant to the FBR Sales Agreement. There were no shares sold under the FBR Sales Agreement during the three months ended March 31, 2020. During the three months ended March 31, 2020, we received proceeds of $21,250 from the sale of 25,000 shares of common stock pursuant to our Employee Stock Purchase Plan.

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

•	contract manufacturers, suppliers, and/or consultants may not meet appropriate timeliness;
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

Off-Balance Sheet Arrangements

Through March 31, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2020, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

As required by SEC Rule 13a-15(b), as of March 31, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020, other than as set forth below:

Our business may be impacted by epidemic diseases such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, or our third-party suppliers and manufacturers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of drug substance, sprayer and finished drug product for Gimoti for commercial sale, cause us to delay or materially modify our commercial launch plans and hiring strategy, which could increase costs or decrease potential revenues following any commercial launch and have a material adverse effect on our business, financial condition and results of operations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our regulatory review timelines, manufacturing capabilities and commercial launch plans and other results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Disruptions at FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.5 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.6 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.9 (9)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	Commercial Services Agreement, dated as of January 21, 2020, between the Company and Eversana Life Sciences Services, LLC

10.2	Loan Agreement, dated as of January 21, 2020, between the Company and Eversana Life Sciences Services, LLC

10.3#	Non-Employee Director Compensation Policy, as Amended and Restated, Effective February 28, 2020

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C.  Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Certain portions of this exhibit have been omitted and are subject to confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evoke Pharma, Inc.

Date: May 12, 2020	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)