Form 10-Q
period 2020-06-30
Evoke Pharma Inc
filed 2020-08-06
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 26,011,263 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,990,392	$5,663,833
Prepaid expenses	193,902	581,706
Other current assets	11,551	—
Total current assets	8,195,845	6,245,539
Operating lease right-of-use asset	71,211	138,538
Other assets	—	11,551
Total assets	$8,267,056	$6,395,628

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$604,832	$1,033,383
Accrued compensation	860,521	843,162
Operating lease liability	71,211	138,538
Paycheck protection program loan	104,168	—
Milestone payable	5,000,000	—
Total current liabilities	6,640,732	2,015,083

Long-term Liabilities:
Note payable	2,000,000	—

Total liabilities	8,640,732	2,015,083

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 26,011,263 and 24,431,914 at June 30, 2020 and December 31, 2019, respectively	2,601	2,443
Additional paid-in capital	94,111,817	90,108,492
Accumulated deficit	(94,488,094)	(85,730,390)
Total stockholders' equity (deficit)	(373,676)	4,380,545
Total liabilities and stockholders' equity	$8,267,056	$6,395,628

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$5,782,094	$1,205,599	$6,245,946	$1,952,481
General and administrative	1,182,872	918,139	2,512,707	2,141,152
Total operating expenses	6,964,966	2,123,738	8,758,653	4,093,633
Loss from operations	(6,964,966)	(2,123,738)	(8,758,653)	(4,093,633)
Other income (expense):
Interest income	485	9,642	3,863	14,271
Interest expense	(2,914)	—	(2,914)	—
Total other income (expense)	(2,429)	9,642	949	14,271
Net loss	$(6,967,395)	$(2,114,096)	$(8,757,704)	$(4,079,362)

Net loss per share of common stock, basic and diluted	$(0.28)	$(0.09)	$(0.35)	$(0.20)

Weighted-average shares used to compute basic and diluted net loss per share	24,987,975	23,258,567	24,713,928	20,371,442

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2020	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	310,162	—	310,162
Issuance of common stock from employee stock purchase plan	25,000	3	21,247	—	21,250
Net loss	—	—	—	(1,790,309)	(1,790,309)
Balance at March 31, 2020	24,456,914	2,446	90,439,901	(87,520,699)	2,921,648
Stock-based compensation expense	—	—	362,955	—	362,955
Issuance of common stock from At-The-Market offering, net	1,395,855	140	3,308,976	—	3,309,116
Issuance of common stock from warrant exercises	158,494	15	(15)	—	—
Net loss	—	—	—	(6,967,395)	(6,967,395)
Balance at June 30, 2020	26,011,263	$2,601	$94,111,817	$(94,488,094)	$(373,676)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	17,427,533	$1,743	$82,628,312	$(78,604,735)	$4,025,320
Stock-based compensation expense	—	—	378,959	—	378,959
Issuance of common stock, net	450,000	45	636,387	—	636,432
Net loss	—	—	—	(1,965,266)	(1,965,266)
Balance at March 31, 2019	17,877,533	1,788	83,643,658	(80,570,001)	3,075,445
Stock-based compensation expense	—	—	344,841	—	344,841
Issuance of common stock, net	6,236,423	623	5,039,333	—	5,039,956
Net loss	—	—	—	(2,114,096)	(2,114,096)
Balance at June 30, 2019	24,113,956	$2,411	$89,027,832	$(82,684,097)	$6,346,146

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(8,757,704)	$(4,079,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	673,117	723,800
Milestone expense	5,000,000	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	455,131	285,496
Accounts payable and other current liabilities	(478,519)	(485,247)
Net cash used in operating activities	(3,107,975)	(3,555,313)

Financing activities
Proceeds from issuance of common stock, net	3,330,366	5,676,388
Proceeds from paycheck protection program	104,168	—
Proceeds from Eversana line of credit	2,000,000	—
Net cash provided by financing activities	5,434,534	5,676,388
Net increase in cash and cash equivalents	2,326,559	2,121,075
Cash and cash equivalents at beginning of period	5,663,833	5,319,004
Cash and cash equivalents at end of period	$7,990,392	$7,440,079

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Evoke Pharma, Inc. (the “Company”) was incorporated in the state of Delaware in January 2007.  The Company is a specialty pharmaceutical company focused primarily on the development and commercialization of drugs to treat gastroenterological disorders and disease.

Since its inception, the Company has devoted its efforts to developing its sole product, Gimoti™ (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis.  On June 19, 2020, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its 505(b)(2) New Drug Application (“NDA”) for Gimoti. The Company expects to launch commercial sales of Gimoti in the fourth quarter of 2020 through its commercial partner Eversana Life Science Services, LLC. (“Eversana”).

The Company has not yet realized revenues from its planned operations and does not anticipate realizing revenues until it begins commercializing Gimoti.  The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that is planning to launch its first commercial product, including funding its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company had approximately $8.0 million in cash and cash equivalents at June 30, 2020, including a $2 million loan received on June 26, 2020 from a revolving credit facility (the “Eversana Credit Facility”) with Eversana, as discussed in Note 5, the Company anticipates that it will continue to incur losses from operations due to pre-commercialization and commercialization activities, including manufacturing commercial batches of Gimoti, and general and administrative costs to support operations.  The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes, based on its current operating plan, that its existing cash and cash equivalents will be sufficient to fund its operations into the second quarter of 2021, excluding any potential additional borrowings from the Eversana Credit Facility and future Gimoti product revenue. This period could be shortened if there are any unanticipated increases in planned spending. Even with the Eversana Credit Facility, the Company may be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned pre-commercialization and commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. There can be no assurance that the Company will be able to successfully commercialize Gimoti.  Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing, successfully commercialize Gimoti or identify and execute on strategic alternatives for Gimoti or the Company, the Company will be required to curtail all of its activities and may be required to liquidate, dissolve or otherwise wind down its operations.

Impact of COVID-19

To date, the Company has not experienced material disruptions to its financial condition or operations from the novel coronavirus disease (“COVID-19”) pandemic. The Company has continued its pre-commercial activities, including refining the commercial manufacturing process, and with Eversana, has continued preparing for the commercialization of Gimoti.  However, there can be no assurance that the Company or Eversana will not be impacted by the COVID-19 pandemic.  For example, the COVID-19 pandemic may disrupt the operations of the Company’s third-party suppliers and manufacturers and delay the Company’s manufacturing timelines and commercial launch of Gimoti, and may negatively impact the Company’s ability to successfully commercialize Gimoti and generate product sales.  Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on the Company’s business and financial condition, including impairing its ability to raise capital when needed. In April 2020, the Company applied for and was approved for a Small Business Administration (“SBA”) loan under the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. On May 1, 2020, the Company received the loan proceeds of approximately $104,000.

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

Contract Research Organizations and Consultants

The Company relies on contract research organizations (“CROs”) and consultants to assist with ongoing regulatory discussions and submissions to FDA.  If these CROs and consultants are unable to continue their support, this could adversely affect the operations of the Company.

In addition, the Company relies on third-party suppliers and manufacturer for the production of Gimoti. If the third-party manufacturers are unable to continue manufacturing Gimoti, or if the Company loses one of its sole source suppliers used in its manufacturing processes, the Company may not be able to meet commercial supply demand for Gimoti and the commercialization of Gimoti could be materially and adversely affected.

The Company also relies on Eversana for the management of the pre-commercial launch preparation for Gimoti, distribution services and a dedicated sales team to sell Gimoti.  If Eversana is unable to continue managing the launch preparation, serving as a dedicated sales team or distributing Gimoti, the commercialization of Gimoti could be materially and adversely affected.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense and costs paid to third-party contractors for product development activities and drug product materials.  The Company has expensed costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred prior to FDA approval received June 19, 2020.

The Company does not own or operate manufacturing facilities for the production of Gimoti, nor does it plan to develop its own manufacturing operations in the foreseeable future.  The Company currently depends on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its pre-commercial product development.  The Company has agreements with Cosma S.p.A. to supply metoclopramide for the manufacture of Gimoti, and with Thermo Fisher Scientific Inc., through its subsidiary Patheon UK Limited, for the manufacturing of Gimoti.  The Company currently utilizes third-party consultants, which it engages on an as-needed, hourly basis, to manage product development and manufacturing contractors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warrants to purchase common stock	2,320,477	2,713,561	2,320,477	2,713,561
Common stock options	4,286,371	3,232,871	4,286,371	3,232,871
Employee stock purchase plan	60,079	—	84,793	—
Total excluded securities	6,666,927	5,946,432	6,691,641	5,946,432

3. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc.  (“Questcor”) pursuant to an Asset Purchase Agreement.  The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt.  In addition to the payments previously made to Questcor, the Company may also be required to make additional milestone payments totaling up to $52 million.  In March 2018, the Company and Mallinckrodt amended the Asset Purchase Agreement to defer development and approval milestone payments, such that, rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, the Company would be required to make a single $5 million payment on the one-year anniversary after the Company receives FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, the Company recorded the $5 million payable owed to Mallinckrodt with a due date of June 19, 2021, along with a $5 million research and development expense.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, patents be granted.

4. Stockholders’ Equity

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the six months ended June 30, 2019, the Company sold 6,686,423 shares of common stock at a weighted-average price per share of $0.87 pursuant to the FBR Sales Agreement and received proceeds of approximately $5.7 million, net of commissions and fees. During the six months ended June 30, 2020, the Company sold 1,395,855 shares of common stock at a weighted-average price per share of $2.42 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.3 million, net of commissions and fees.

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

Warrant Exercises

During June 2020, certain holders of warrants converted their warrants to purchase 393,084 shares of the Company’s common stock by a “cashless” exercise and received 158,494 shares of the Company’s common stock.  The warrants had exercise prices ranging from $2.41 to $3.12 per share.  The shares were issued, and the warrants were originally sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees.  Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the six months ended June 30, 2020, the Company granted stock options to purchase 1,172,000 shares of the Company’s common stock. Of such options, 437,500 did not begin vesting until the date that FDA approved the Gimoti NDA. The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock Options
Risk free interest rate	0.39%	1.80%-2.36%	0.39%-0.96%	1.80%-2.55%
Expected option term	5.5 years	4.27-5.77 years	5.5-6.0 years	4.27-6.0 years
Expected volatility of common stock	103.99%	101.46%-112.58%	99.73%-103.99%	90.34%-112.58%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Employee Stock Purchase Plan
Risk free interest rate	1.11%	2.52%
Expected term	0.5 years	0.5 years
Expected volatility of common stock	69.72%	130.36%
Expected dividend yield	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$134,400	$202,117	$254,962	$354,291
General and administrative	228,555	142,724	418,155	369,509
Total stock-based compensation expense	$362,955	$344,841	$673,117	$723,800

As of June 30, 2020, there was approximately $2.9 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.19 years.

5. Commercial Services and Loan Agreements with Eversana

On January 21, 2020, the Company entered into a commercial services agreement (the “Eversana Agreement”) with Eversana for the commercialization of Gimoti.  Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States.  Eversana will manage the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti within the United States.

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

The Eversana Agreement terminates on June 19, 2025, unless terminated earlier pursuant to its terms.  Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities.  Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds.  Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; the Company discontinues the development or production of Gimoti; Gimoti is not commercially launched within nine months of FDA approval; or the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership, subject, in the event that the Company initiates such termination, to a one-time payment equal to between two times and one times annualized service fees paid by the Company under the Eversana Agreement, with such amount based on which year after commercial launch the change of control occurs. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected.  In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days.

In connection with the Eversana Agreement, the Company and Eversana also entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving Credit Facility of up to $5 million to the Company upon FDA approval of the Gimoti NDA, as well as certain other customary conditions.  The Eversana Credit Facility terminates on June 19, 2025, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than its intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in its intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term.  On June 26, 2020, the Company borrowed $2 million from the Eversana Credit Facility.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 12, 2020.  Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, the potential timing of the commercial launch of Gimoti and commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of success, plans and objectives of management for future operations, future results of current and anticipated products and the expected impact of the novel coronavirus, or COVID-19 pandemic, on us or on third parties on whom we rely, are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q completely.  As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.  Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.  For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a specialty pharmaceutical company focused primarily on the development and commercialization of drugs to treat gastrointestinal, or GI, disorders and diseases.  Since our inception, we have devoted our efforts to developing our sole product, Gimoti (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. On June 19, 2020, we received approval from the U.S. Food and Drug Administration, or FDA for our 505(b)(2) New Drug Application, or NDA for Gimoti. We expect to launch commercial sales of Gimoti in the fourth quarter of 2020 through our commercial partner Eversana.

Diabetic gastroparesis is a GI disorder affecting millions of patients worldwide, in which the stomach takes too long to empty its contents resulting in serious GI symptoms as well as other system complications.  The gastric delay caused by gastroparesis can compromise absorption of orally administered medications.  Gimoti is the only nasally-administered drug currently approved in the United States to treat the symptoms in adults with acute and recurrent diabetic gastroparesis.

On January 21, 2020, we entered into an agreement with Eversana for the commercialization of Gimoti, or the Eversana Agreement. Pursuant to the Eversana Agreement, Eversana will commercialize and distribute Gimoti in the United States.  Eversana will manage the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti within the United States.

Eversana also provided a $5 million revolving credit facility, or Eversana Credit Facility, which became available upon FDA approval of Gimoti.  On June 26, 2020, we borrowed $2 million under the Eversana Credit Facility.

We have not generated any revenue from Gimoti sales or other arrangements.  We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the Nasdaq Capital Market.  We have incurred losses in each year since our inception.  These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and general and administrative costs associated with our operations.  We expect to continue to incur significant expenses and operating losses for the next several years.  We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of June 30, 2020, we had cash and cash equivalents of approximately $8.0 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing commercial batches of Gimoti, and general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021, excluding any potential additional borrowings from the Eversana Credit Facility and future Gimoti product revenue.  This period could be shortened if there are any unanticipated increases in planned spending, including as a result of the COVID-19 pandemic. Even with the Eversana Credit Facility, we may be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute other strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

To date, we have not experienced material disruptions to our financial condition or operations from the novel coronavirus disease, or COVID-19 pandemic.  We have continued our commercial preparation activities, including the commercial manufacturing process, and with Eversana, have continued preparing for the commercialization of Gimoti.  However, there can be no assurance that we or Eversana will not be impacted by the COVID-19 pandemic.  For example, the COVID-19 pandemic may disrupt the operations of our third-party suppliers and manufacturers and delay our manufacturing timelines and commercial launch of Gimoti and may negatively impact our ability to successfully commercialize Gimoti and generate product sales.  Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. In April 2020, we applied for and were approved for a Small Business Administration, or SBA, loan under the Paycheck Protection Program, or PPP, established by the Coronavirus Aid, Relief, And Economic Security, or CARES Act. On May 1, 2020, we received loan proceeds of approximately $104,000. Based on the SBA guidelines, we believe that the balance of the loan and accrued interest will be forgiven in accordance with the terms of the PPP loan.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement.  We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti.  In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor.  As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt.  In addition to the payments previously made to Questcor, we may be required to make additional milestone payments totaling up to $52 million.  In March 2018, we amended the asset purchase agreement with Mallinckrodt to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment one year after FDA approval to market Gimoti.  At the time of the Gimoti NDA approval by FDA, we recorded the $5 million payable owed to Mallinckrodt with a due date of June 19, 2021, along with a $5 million research and development expense.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success.  We will be required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti.  Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2032, subject to possible extension should any additional, later expiring, patents be granted.

Financial Operations Overview

Revenue

To date, we have not generated any revenue.  Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Gimoti, which we expect to launch in the fourth quarter of 2020 through our commercial partner Eversana.  If we or Eversana fail to successfully launch Gimoti, we may never generate revenues and our results of operations and financial position will be adversely affected.

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•	clinical and regulatory-related costs;
•	expenses incurred under agreements with contract research organizations, or CROs;
•	pre-commercial manufacturing and stability testing costs and related supplies and materials; and
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  With the FDA approval of Gimoti, we expect research and development costs to decrease and shift to commercialization and selling costs.  However, we expect to begin planning for an FDA post-marketing commitment pharmacokinetics trial of Gimoti.  This commitment will likely begin in 2021 and will characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments.  We are unable to estimate with any certainty the costs we will incur related to such future trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per subject trial costs;
•	the number of sites included in the trials;
•	the length of time required to enroll eligible subjects;
•	the number of subjects that participate in the trials;
•	the number of doses that subjects receive;
•	the cost of comparative agents used in trials;
•	the drop-out or discontinuation rates of subjects;
•	potential additional safety monitoring or other studies requested by regulatory agencies; and
•	the duration of subject follow-up.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors and officers liability insurance premiums.  We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with commercialization of Gimoti and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase/
	2020	2019	(Decrease)
Research and development expenses	$5,782,094	$1,205,599	$4,576,495
General and administrative expenses	$1,182,872	$918,139	$264,733

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 increased by approximately $4.6 million. The increase during the three months ended June 30, 2020 is primarily due to recording a $5 million expense in June 2020 upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. Although the expense was recorded when incurred, the payment is not due to Mallinckrodt until June 19, 2021.  During the three months ended June 30, 2020, we also incurred expenses responding to requests for additional information from FDA related to the NDA and preparing for future manufacturing and the commercial launch of Gimoti.  In addition to the milestone expense, we incurred other costs during the three months ended June 30, 2020 including approximately $378,000 for wages, taxes and employee insurance, including approximately $134,000 of stock-based compensation expense, and approximately $347,000 related to manufacturing. With FDA approval of Gimoti, we expect research and development expenses to decrease as we shift our focus more to commercialization and selling activities.  However, we expect to begin planning for a post-marketing commitment pharmacokinetics trial of Gimoti, which is likely to begin in 2021.

In 2019, we incurred expenses primarily related to responding to requests for additional information from FDA and manufacturing registration batches of Gimoti as required by FDA. Costs incurred in 2019 included approximately $758,000 for wages, taxes and employee insurance, including approximately $202,000 of stock-based compensation expense, and approximately $436,000 related to manufacturing.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 increased by approximately $265,000. Costs incurred in 2020 primarily included approximately $610,000 for wages, taxes and employee insurance, including approximately $229,000 of stock-based compensation expense, and approximately $476,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Of the general and administrative expenses incurred during the three months ended June 30, 2020, approximately $312,000 related to pre-commercialization activities.  Costs incurred in 2019 primarily included approximately $363,000 for wages, taxes and employee insurance, including approximately $143,000 of stock-based compensation expense, approximately $343,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $112,000 for outside consultants, and approximately $30,000 for pre-commercialization costs.  General and administration costs are expected to increase in future periods as we continue to progress with the commercialization of Gimoti.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase/
	2020	2019	(Decrease)
Research and development expenses	$6,245,946	$1,952,481	$4,293,465
General and administrative expenses	$2,512,707	$2,141,152	$371,555

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased by approximately $4.3 million.  The increase during the six months ended June 30, 2020 is primarily due to recording a $5 million expense in June 2020 upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. Although the expense was recorded when incurred, the payment is not due to Mallinckrodt until June 19, 2021.  During the six months ended June 30,2020, we also incurred expenses responding to requests for additional information from FDA related to the NDA and preparing for future manufacturing and the commercial launch of Gimoti. Costs incurred in 2020 included approximately $749,000 for wages, taxes and employee insurance, including approximately $255,000 of stock-based compensation expense, and approximately $423,000 related to manufacturing.

In 2019, we incurred expenses primarily related to responding to requests for additional information from FDA and manufacturing registration batches of Gimoti as required by FDA. Costs incurred in 2019 included approximately $1.3 million for wages, taxes and employee insurance, including approximately $354,000 of stock-based compensation expense, approximately $539,000 related to manufacturing, and approximately $75,000 related to responding to FDA questions on the NDA and the Complete Response Letter from FDA for the NDA.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased by approximately $372,000. Costs incurred in 2020 primarily included approximately $1.2 million for wages, taxes and employee insurance, including approximately $418,000 of stock-based compensation expense, and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Of the general and administrative expenses incurred during the six months ended June 30, 2020, approximately $412,000 related to pre-commercialization activities.  Costs incurred in 2019 primarily included approximately $980,000 for wages, taxes and employee insurance, including approximately $370,000 of stock-based compensation expense, approximately $834,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $114,000 for outside consultants and approximately $66,000 for pre-commercialization costs.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement.  During the six months ended June 30, 2019, we sold 6,686,423 shares of common stock at a weighted-average price per share of $0.87 pursuant to the FBR Sales Agreement and received proceeds of approximately $5.7 million, net of commissions and fees. During the six months ended June 30, 2020, we sold 1,395,855 shares of common stock at a weighted-average price per share of $2.42 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.3 million, net of commissions and fees.

As of July 31, 2020, we had the capacity to issue up to approximately $1.7 million of additional shares of common stock pursuant to the FBR Sales Agreement.  Future sales under the FBR Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.  There can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K , and our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules.  During June 2020, our public float exceeded $75 million, thereby allowing us to conduct primary offerings without being constrained by the baby shelf rules.  We will remain unconstrained by the baby shelf rules under our Form S-3 shelf registration statement until the date we file a new registration statement or our Form 10-K for the fiscal year ending December 31, 2020, at which time if our public float is less than $75 million, the amount of securities we may sell under a Form S-3 registration statement will again be limited by the baby shelf rules.

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

In connection with the Eversana Agreement, we entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving Credit Facility of up to $5 million to us upon FDA approval of the Gimoti NDA, as well as certain other customary conditions.  The Eversana Credit Facility terminates on June 19, 2025, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than its intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. On June 26, 2020, we borrowed $2 million from the Eversana Credit Facility.

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021, excluding any potential additional borrowings from the Eversana Credit Facility and future Gimoti product revenue.  This period could be shortened if there are unanticipated increases in planned spending, including as a result of the COVID-19 pandemic. Even with the Eversana Credit Facility, we may be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti, or identify and execute other strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

These estimates of cash runway could be shortened if there are any significant increases in planned spending on pre-commercialization and commercialization activities, including preparing for marketing and manufacturing of Gimoti, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses as we:

•	continue the commercialization activities for Gimoti;
•	manufacture the commercial batches of Gimoti;
•	conduct additional development activities as we seek additional indications;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase/
	2020	2019	(Decrease)
Net cash used in operating activities	$(3,107,975)	$(3,555,313)	$(447,338)
Net cash provided by financing activities	$5,434,534	$5,676,388	$(241,854)
Net increase in cash and cash equivalents	$2,326,559	$2,121,075	$205,484

Operating Activities.  The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, and other general operations. The cash used in operating activities during the six months ended June 30, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, and pre-approval and pre-commercialization activities. The cash used in operating activities during the six months ended June 30, 2019 was primarily related to ongoing communication with FDA related to the NDA and pre-approval and pre-commercialization activities. We expect that cash used in operating activities will increase in 2020 due to pre-commercialization and commercialization activities, including manufacturing of Gimoti.

Financing Activities.  During the six months ended June 30, 2019, we received net proceeds of approximately $5.7 million from the sale of 6,686,423 shares of common stock pursuant to the FBR Sales Agreement. During the six months ended June 30, 2020, we received net proceeds of approximately $3.3 million from the sale of 1,395,855 shares of common stock pursuant to the FBR Sales Agreement, $2 million from borrowings under the Eversana Credit Facility, approximately $104,000 from the PPP loan, and $21,250 from the sale of 25,000 shares of common stock pursuant to our Employee Stock Purchase Plan.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•

the commercial success of Gimoti, including competition with well-established products already approved by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely;
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
•	our ability to access the Eversana Credit Facility, which remains subject to certain customary conditions;
•

the progress and costs of the post-marketing commitment to conduct a pharmacokinetics trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the costs of any additional clinical trials we may pursue to expand the indication of Gimoti;

•	our ability to obtain, maintain and enforce our patents and other intellectual property rights, and the costs incurred to do so;

•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

Off-Balance Sheet Arrangements

Through June 30, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, except for the $2 million borrowing from Eversana as discussed in Note 5 in our Notes to Condensed Financial Statements. In addition, with the approval of the Gimoti NDA, we are now committed to pay Mallinckrodt $5 million as discussed in Note 3 in our Notes to Condensed Financial Statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2020, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

As required by SEC Rule 13a-15(b), as of June 30, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020, other than as set forth below:

Risks Related to our Business, including the Regulatory Compliance and Commercialization of our Product, Gimoti

Our business is entirely dependent on the success of Gimoti, which has not launched commercially and may never generate sales or become profitable.

To date, we have devoted all of our research, development and clinical efforts and financial resources toward the development of Gimoti, our patented nasal delivery formulation of metoclopramide for the relief of symptoms associated with acute and recurrent diabetic gastroparesis in adult women. Gimoti is our only product.

Because our business is entirely dependent on the success of Gimoti, if we are unable to successfully commercialize this product, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in the complete loss of an investment in our securities.

In addition to the above factors, the future commercial success of Gimoti is subject to a number of additional risks, including the following:

•	Gimoti will compete with well-established products, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	our reliance on Eversana to commercialize Gimoti;
•	our ability, with Eversana, to hire and train a sales team for Gimoti;
•	the impact of the COVID-19 pandemic on our ability to generate sales for Gimoti;
•	we may not be able to develop market demand for, and later increase sales of, Gimoti through our sales and marketing efforts;
•	our ability to obtain adequate levels of coverage and reimbursement for Gimoti from commercial health plans and government health programs;
•	we may not be able to maintain commercial manufacturing arrangements with third-party manufacturers or establish and maintain commercial-scale manufacturing capabilities;
•	contract manufacturers, suppliers and/or consultants may not meet appropriate timelines;
•

our ability to successfully conduct a post-marketing approval pharmacokinetics trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the risk that FDA may disagree with the design of the clinical trial;

•	patients taking Gimoti may suffer adverse effects for reasons that may or may not be related to Gimoti, which may adversely affect Gimoti’s commercial profile; and
•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights.

We may require substantial additional funding and may be unable to raise capital when needed, which would force us to liquidate, dissolve or otherwise wind down our operations.

Our operations have consumed substantial amounts of cash since inception.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021, excluding the $3.0 million remaining amount available under the Eversana Credit Facility and future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated.  Even with the remaining amount available under the Eversana Credit Facility or any product revenue, we will likely be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•

the commercial success of Gimoti, including competition with well-established products already approved by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
•

the progress and costs of the post-marketing commitment pharmacokinetics trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the costs of any additional clinical trials we may pursue to expand the indication of Gimoti;

•	our ability to obtain, maintain and enforce our patents and other intellectual property rights and the costs incurred in doing so;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

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

Any termination or suspension of, or delays in the completion of, the post-marketing pharmacokinetics trials of Gimoti or any other future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In connection with FDA’s approval of Gimoti, we committed to conduct a pharmacokinetic trial to characterize the dose proportionality of a lower dose strength compared to the current 15 mg dose strength.  We expect to initiate this trial in 2021. We do not know whether any trials will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	FDA placing a clinical trial on hold;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•

a facility manufacturing Gimoti, or any of its components, being ordered by FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of FDA’s current Good Manufacturing Practices, or cGMP, or other applicable requirements, or infections or cross-contaminations of a product candidate in the manufacturing process;

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

•

inspections of clinical trial sites by FDA or the finding of regulatory violations by FDA or an institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•

third-party contractors becoming debarred or suspended or otherwise penalized by FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications; or

•	an IRB refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Product development costs will increase if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Delays in the completion of any clinical trials and studies we may conduct for Gimoti could be harmful to our business and cause us to require additional funding.

Use of Gimoti or any future product candidates we may develop could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of the approved labeling, or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

If we or others identify undesirable side effects, or other previously unknown problems, with Gimoti, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may add new limitations for distribution and marketing of the product;
•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
•	FDA could suspend or withdraw approval of the product, or refuse to approve pending NDA supplements;
•	FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Moreover, if any future product candidates we may develop are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial prospects for the product candidate, if approved. Undesirable side effects could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in a more restrictive label than proposed, or delay or cause the denial of regulatory approvals by FDA or comparable foreign regulatory authorities. The drug-related side effects could also affect patient recruitment for our clinical trials, or the ability of enrolled patients to complete the trials, or result in potential product liability claims. We may also be required to modify our plans for future studies based on findings in our ongoing clinical trials.  Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.  Any of these occurrences may harm our business, financial condition and prospects significantly.

Undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of Gimoti, or our future product candidates, if approved, and could substantially increase the costs of commercializing and developing such products or product candidates.

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

Evoke Pharma, Inc.

Date: August 6, 2020	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)