Form 10-Q
period 2020-09-30
Evoke Pharma Inc
filed 2020-11-10
CIK 1403708

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 26,390,246 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,280,656	$5,663,833
Prepaid expenses	336,432	581,706
Inventory	86,145	—
Other current assets	11,551	—
Total current assets	6,714,784	6,245,539
Operating lease right-of-use asset	36,115	138,538
Other assets	—	11,551
Total assets	$6,750,899	$6,395,628

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$765,603	$1,033,383
Accrued compensation	715,423	843,162
Operating lease liability	36,115	138,538
Paycheck protection program loan	104,168	—
Milestone payable	5,000,000	—
Total current liabilities	6,621,309	2,015,083

Long-term Liabilities:
Note payable	2,000,000	—
Accrued interest payable	53,005	—
Total long-term liabilities	2,053,005	—

Total liabilities	8,674,314	2,015,083

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 26,332,122 and 24,431,914 at September 30, 2020 and December 31, 2019, respectively	2,633	2,443
Additional paid-in capital	94,691,151	90,108,492
Accumulated deficit	(96,617,199)	(85,730,390)
Total stockholders' (deficit) equity	(1,923,415)	4,380,545
Total liabilities and stockholders' (deficit) equity	$6,750,899	$6,395,628

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$205,032	$822,444	$6,450,979	$2,774,924
General and administrative	1,874,578	814,218	4,387,284	2,955,371
Total operating expenses	2,079,610	1,636,662	10,838,263	5,730,295
Loss from operations	(2,079,610)	(1,636,662)	(10,838,263)	(5,730,295)
Other income (expense):
Interest income	1,033	8,597	4,896	22,868
Interest expense	(50,528)	—	(53,442)	—
Total other income (expense)	(49,495)	8,597	(48,546)	22,868
Net loss	$(2,129,105)	$(1,628,065)	$(10,886,809)	$(5,707,427)

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.07)	$(0.43)	$(0.26)

Weighted-average shares used to compute basic and diluted net loss per share	26,146,220	24,128,060	25,191,359	21,623,648

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2020	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	310,162	—	310,162
Issuance of common stock from employee stock purchase plan	25,000	3	21,247	—	21,250
Net loss	—	—	—	(1,790,309)	(1,790,309)
Balance at March 31, 2020	24,456,914	2,446	90,439,901	(87,520,699)	2,921,648
Stock-based compensation expense	—	—	362,955	—	362,955
Issuance of common stock from At-The-Market offering, net	1,395,855	140	3,308,976	—	3,309,116
Issuance of common stock from warrant exercises	158,494	15	(15)	—	—
Net loss	—	—	—	(6,967,395)	(6,967,395)
Balance at June 30, 2020	26,011,263	2,601	94,111,817	(94,488,094)	(373,676)
Stock-based compensation expense	—	—	478,574	—	478,574
Issuance of common stock from employee stock purchase plan	93,491	9	98,156	—	98,165
Issuance of common stock from warrant exercises	223,131	22	(22)	—	—
Issuance of common stock from stock option exercise	4,237	1	2,626	—	2,627
Net loss	—	—	—	(2,129,105)	(2,129,105)
Balance at September 30, 2020	26,332,122	$2,633	$94,691,151	$(96,617,199)	$(1,923,415)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	17,427,533	$1,743	$82,628,312	$(78,604,735)	$4,025,320
Stock-based compensation expense	—	—	378,959	—	378,959
Issuance of common stock, net	450,000	45	636,387	—	636,432
Net loss	—	—	—	(1,965,266)	(1,965,266)
Balance at March 31, 2019	17,877,533	1,788	83,643,658	(80,570,001)	3,075,445
Stock-based compensation expense	—	—	344,841	—	344,841
Issuance of common stock, net	6,236,423	623	5,039,333	—	5,039,956
Net loss	—	—	—	(2,114,096)	(2,114,096)
Balance at June 30, 2019	24,113,956	2,411	89,027,832	(82,684,097)	6,346,146
Stock-based compensation expense	—	—	331,303	—	331,303
Issuance of common stock, net	117,958	12	123,801	—	123,813
Net loss	—	—	—	(1,628,065)	(1,628,065)
Balance at September 30, 2019	24,231,914	$2,423	$89,482,936	$(84,312,162)	$5,173,197

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(10,886,809)	$(5,707,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,151,691	1,055,103
Milestone expense	5,000,000	—
Accrued interest	53,442	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	261,552	(345,975)
Accounts payable and other current liabilities	(498,379)	383,896
Net cash used in operating activities	(4,918,503)	(4,614,403)

Financing activities
Proceeds from issuance of common stock, net	3,309,116	5,800,201
Proceeds from issuance of common stock from employee stock purchase plan	119,415	—
Proceeds from issuance of common stock from stock option exercised	2,627	—
Proceeds from paycheck protection program	104,168	—
Proceeds from Eversana line of credit	2,000,000	—
Net cash provided by financing activities	5,535,326	5,800,201
Net increase in cash and cash equivalents	616,823	1,185,798
Cash and cash equivalents at beginning of period	5,663,833	5,319,004
Cash and cash equivalents at end of period	$6,280,656	$6,504,802

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

Since its inception, the Company has devoted its efforts to developing its sole product, Gimoti™ (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis.  On June 19, 2020, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its 505(b)(2) New Drug Application (“NDA”) for Gimoti. The Company launched U.S. commercial sales of Gimoti in October 2020 through its commercial partner Eversana Life Science Services, LLC (“Eversana”).

The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has launched its first commercial product, including market acceptance of the product and the potential need to obtain additional funding for its operations.

Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti.  Although the Company had approximately $6.3 million in cash and cash equivalents at September 30, 2020, the Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing commercial batches of Gimoti, and general and administrative costs to support operations.  The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.  The Company believes, based on its current operating plan, that its existing cash and cash equivalents will be sufficient to fund its operations into the second quarter of 2021, excluding any potential additional borrowings from the revolving credit facility with Eversana (the “Eversana Credit Facility”), as discussed in Note 5, and future Gimoti product revenue. This period could be shortened if there are any unanticipated increases in planned spending. Even with the remaining amount available under the Eversana Credit Facility and future Gimoti product revenue, the Company may be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. There can be no assurance that the Company will be able to successfully commercialize Gimoti.  Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing, successfully commercialize Gimoti or identify and execute on strategic alternatives for Gimoti or the Company, the Company will be required to curtail all of its activities and may be required to liquidate, dissolve or otherwise wind down its operations.

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

The Company also relies on Eversana for the management of the commercialization of Gimoti, distribution services and a dedicated sales team to sell Gimoti.  If Eversana is unable to continue serving as a dedicated sales team or distributing Gimoti, the commercialization of Gimoti could be materially and adversely affected.

Impact of COVID-19

To date, the Company has not experienced material disruptions to its financial condition or operations from the novel coronavirus disease (“COVID-19”) pandemic. The Company has begun its commercial activities, including commercial manufacturing, and with Eversana, the commercial sales of Gimoti.  However, there can be no assurance that the Company or Eversana will not be impacted by the COVID-19 pandemic.  For example, Eversana’s commercialization efforts may be adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19.  As a result of these restrictions, their sales force may not be able to conduct in-person interactions with physicians and customers and may be restricted to conducting educational and promotional activities for Gimoti virtually, which may impact Eversana’s ability to market Gimoti.  In addition, the COVID-19 pandemic may disrupt the operations of the Company’s third-party suppliers and manufacturers and delay the Company’s manufacturing timelines of Gimoti, which may negatively impact the Company’s ability to successfully commercialize Gimoti and generate product sales.  Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on the Company’s business and financial condition, including impairing its ability to raise capital when needed. In April 2020, the Company applied for and was approved for a Small Business Administration (“SBA”) loan under the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. On May 1, 2020, the Company received the loan proceeds of approximately $104,000. Processes are being developed for companies to submit for loan forgiveness and the Company plans to submit for loan forgiveness when such processes are finalized.

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

Inventory

Subsequent to FDA approval of Gimoti in June 2020, the Company began a manufacturing process for the production of Gimoti for sale and began capitalizing inventory.  As the manufacturing process was not completed until October 2020, the inventory was classified as work-in-process at September 30, 2020.  Following the completion and release of the product by the Company’s manufacturer in October 2020, inventory is being stated at the lower of cost or net realizable value and recognized on a first-in, first-out method.    Prior to FDA approval, expenses associated with the manufacturing of Gimoti were recorded as research and development expense.

The Company will analyze its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value.  Any adjustments will be recognized through cost of sales in the period in which they are incurred.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted.  The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued.  The weighted-average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation.  This decision was based on the lack of relevant historical data due to the Company’s limited historical experience.  In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented, as necessary, with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time.  The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The Company accounts for forfeitures as the forfeitures occur.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, costs paid to third-party contractors for product development activities and drug product materials and technology acquisition milestones.  The Company has expensed costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred prior to FDA approval received June 19, 2020.

The Company does not own or operate manufacturing facilities for the production of Gimoti, nor does it plan to develop its own manufacturing operations in the foreseeable future.  The Company depended on third-party contract manufacturers for all of its required raw materials, drug substance and finished product for its pre-commercial product development, and will continue to depend on such third-party manufacturers for its commercial manufacturing.  The Company has agreements with Cosma S.p.A. to supply metoclopramide for the manufacture of Gimoti, and with Thermo Fisher Scientific Inc., through its subsidiary Patheon UK Limited, for the manufacturing of Gimoti.  The Company currently utilizes third-party consultants, which it engages on an as-needed, hourly basis, to manage product development and manufacturing contractors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants to purchase common stock	1,841,879	2,713,561	1,841,879	2,713,561
Common stock options	4,273,065	3,114,371	4,273,065	3,114,371
Employee stock purchase plan	4,716	7,294	4,716	7,294
Total excluded securities	6,119,660	5,835,226	6,119,660	5,835,226

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

4. Stockholders’ Equity

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the nine months ended September 30, 2019, the Company sold 6,804,381 shares of common stock at a weighted-average price per share of $0.87 pursuant to the FBR Sales Agreement and received proceeds of approximately $5.8 million, net of commissions and fees. During the nine months ended September 30, 2020, the Company sold 1,395,855 shares of common stock at a weighted-average price per share of $2.42 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.3 million, net of commissions and fees.

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

Warrant Exercises

During the nine months ended September 30, 2020, certain holders of warrants exercised their warrants to purchase 871,682 shares of the Company’s common stock by a “cashless” exercise and received 381,625 shares of the Company’s common stock.  The warrants had exercise prices ranging from $2.41 to $3.12 per share.  The shares were issued, and the warrants were originally sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Stock Option Exercises

During the nine months ended September 30, 2020, certain holders of stock options exercised their stock options to purchase 4,237 shares of the Company’s common stock. The stock options had exercise prices of $0.62 per share.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants.  The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees.  Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the nine months ended September 30, 2020, the Company granted stock options to purchase 1,172,000 shares of the Company’s common stock.  Of such options, 437,500 did not begin vesting until the date that FDA approved the Gimoti NDA.  The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Common Stock Options
Risk free interest rate	0.39% - 0.96%	1.80% - 2.55%
Expected option term	5.5 - 6.0 years	4.27 - 6.0 years
Expected volatility of common stock	99.73% - 103.99%	90.34% - 112.58%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan
Risk free interest rate	0.13%	1.89%	0.13% - 1.11%	1.89% - 2.52%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility of common stock	111.98%	170.68%	69.72% - 111.98%	130.36% - 170.68%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized non-cash stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$31,186	$179,227	$286,148	$533,518
General and administrative	447,388	152,076	865,543	521,585
Total stock-based compensation expense	$478,574	$331,303	$1,151,691	$1,055,103

As of September 30, 2020, there was approximately $2.5 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.13 years.

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

The Eversana Agreement terminates on June 19, 2025, unless terminated earlier pursuant to its terms.  Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities.  Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds.  Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; if the other party is in breach of certain regulatory compliance representations under the agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership, subject, in the event that the Company initiates such termination, to a one-time payment equal to between two times and one times annualized service fees paid by the Company under the Eversana Agreement, with such amount based on which year after commercial launch the change of control occurs. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected.  In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days.

In connection with the Eversana Agreement, the Company and Eversana also entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving Credit Facility of up to $5 million to the Company upon FDA approval of the Gimoti NDA, as well as certain other customary conditions.  The Eversana Credit Facility terminates on June 19, 2025, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than its intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in its intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term.  In June 2020, the Company borrowed $2 million from the Eversana Credit Facility.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of success, plans and objectives of management for future operations, future results of current and anticipated products and the expected impact of the novel coronavirus, or COVID-19 pandemic, on us or on third parties on whom we rely, are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  You should read this Quarterly Report on Form 10-Q completely.  As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.  Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.  For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

We are a specialty pharmaceutical company focused primarily on the development and commercialization of drugs to treat gastrointestinal, or GI, disorders and diseases.  Since our inception, we have devoted our efforts to developing our sole product, Gimoti (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. On June 19, 2020, we received approval from the U.S. Food and Drug Administration, or FDA for our 505(b)(2) New Drug Application, or NDA, for Gimoti. We launched U.S. commercial sales of Gimoti in October 2020 through our commercial partner Eversana.

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

On January 21, 2020, we entered into an agreement with Eversana for the commercialization of Gimoti, or the Eversana Agreement. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States.  Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti within the United States.

Eversana also provided a $5 million revolving credit facility, or Eversana Credit Facility, which became available upon FDA approval of Gimoti.  In June 2020, we borrowed $2 million under the Eversana Credit Facility.

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the Nasdaq Capital Market.  We have incurred losses in each year since our inception.  These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and general and administrative costs associated with our operations.  We expect to continue to incur operating losses until revenues from sales of Gimoti, which we launched in October 2020, exceed our expenses, if ever.  We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of September 30, 2020, we had cash and cash equivalents of approximately $6.3 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing commercial batches of Gimoti, and general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021, excluding any potential additional borrowings from the Eversana Credit Facility and future Gimoti product revenue.  This period could be shortened if there are any unanticipated increases in planned spending, including as a result of the COVID-19 pandemic. Even with the remaining amount available under the Eversana Credit Facility, and Gimoti product revenue, we may be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute other strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

To date, we have not experienced material disruptions to our financial condition or operations from the novel coronavirus disease, or COVID-19 pandemic.  We have begun our commercial activities, including commercial manufacturing, and with Eversana commercial sales of Gimoti.  However, there can be no assurance that we or Eversana will not be impacted by the COVID-19 pandemic.  For example, Eversana’s commercialization efforts may be adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force may not be able to conduct in-person interactions with physicians and customers and may be restricted to conducting educational and promotional activities for Gimoti virtually, which may impact Eversana’s ability to market Gimoti.  In addition, the COVID-19 pandemic may disrupt the operations of our third-party suppliers and manufacturers and delay our manufacturing timelines of Gimoti, which may negatively impact our ability to successfully commercialize Gimoti and generate product sales.  Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. In April 2020, we applied for and were approved for a Small Business Administration, or SBA, loan under the Paycheck Protection Program, or PPP, established by the Coronavirus Aid, Relief, And Economic Security, or CARES Act. On May 1, 2020, we received loan proceeds of approximately $104,000. Based on the SBA guidelines, we believe that the balance of the loan and accrued interest will be forgiven in accordance with the terms of the PPP loan. Processes are being developed for companies to submit for loan forgiveness and we plan to submit for loan forgiveness when such processes are finalized.

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

Financial Operations Overview

Revenue

Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Gimoti, which we launched in October 2020 through our commercial partner Eversana.  If we or Eversana fail to successfully launch Gimoti and grow and maintain sales, we may never generate significant revenues and our results of operations and financial position will be adversely affected.

Research and Development Expenses

We expense all research and development expenses as they are incurred.  Research and development expenses primarily include:

•	clinical and regulatory-related costs;
•	expenses incurred under agreements with contract research organizations, or CROs;
•	manufacturing stability testing costs and related supplies and materials; and
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with the development of Gimoti.  With the FDA approval of Gimoti, we expect research and development costs to decrease and shift to commercialization and selling costs.  However, we expect to begin planning for an FDA post-marketing commitment pharmacokinetics trial of Gimoti.  This trial, which we expect to begin in 2021, will characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments.  We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant.  Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors and officers liability insurance premiums.  We expect that general and administrative expenses will increase in the future as we continue to progress with the commercialization of Gimoti and we reimburse Eversana from the net profits attained from sales of Gimoti.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Research and development expenses	$205,032	$822,444	$(617,412)
General and administrative expenses	$1,874,578	$814,218	$1,060,360

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased by approximately $617,000. The decrease during the three months ended September 30, 2020 is primarily due to a decrease in research and development activity following the Gimoti NDA approval by FDA in June 2020.  During the three months ended September 30, 2020, we incurred costs of approximately $158,000 related primarily to continued stability testing of batches of Gimoti manufactured prior to FDA approval and approximately $36,000 for wages, taxes and employee insurance, including approximately $31,000 of stock-based compensation expense. Following FDA approval of Gimoti, and until we begin our post-marketing commitment pharmacokinetics trial, which is expected to begin in 2021, we expect future research and development expenses to remain consistent with the current quarter as we have shifted our focus to commercialization and selling activities, but we will continue to test the stability of Gimoti manufactured prior to approval.

In 2019, we incurred expenses primarily related to responding to requests for additional information from FDA for the Gimoti NDA and manufacturing registration batches of Gimoti as required by FDA. Costs incurred in 2019 included approximately $493,000 for wages, taxes and employee insurance, including approximately $179,000 of stock-based compensation expense, approximately $248,000 related to manufacturing, and approximately $75,000 related to responding to FDA information requests on the NDA and preparing for the NDA resubmission.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 increased by approximately $1.1 million as we have shifted our focus to selling activities. Costs incurred in 2020 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $447,000 of stock-based compensation expense, and approximately $654,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Of the general and administrative expenses incurred during the three months ended September 30, 2020, approximately $745,000 related to commercialization activities.  Costs incurred in 2019 primarily included approximately $423,000 for wages, taxes and employee insurance, including approximately $152,000 of stock-based compensation expense, and approximately $326,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  General and administration costs are expected to increase in future periods as we continue to progress with the commercialization of Gimoti.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Research and development expenses	$6,450,979	$2,774,924	$3,676,055
General and administrative expenses	$4,387,284	$2,955,371	$1,431,913
Other (income) expense, net	$48,546	$(22,868)	$(71,414)

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 increased by approximately $3.7 million.  The increase during the nine months ended September 30, 2020 is primarily due to recording a $5 million expense in June 2020 upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. Although the expense was recorded when incurred, the payment is not due to Mallinckrodt until June 19, 2021.  During the nine months ended September 30,2020, we also incurred expenses responding to requests for additional information from FDA related to the NDA and preparing for future manufacturing and the commercial launch of Gimoti. Excluding the Mallinckrodt milestone expense, research and development expenses decreased during 2020 as we have shifted our focus to commercialization and selling activities.  Costs incurred in 2020 included approximately $784,000 for wages, taxes and employee insurance, including approximately $286,000 of stock-based compensation expense, and approximately $581,000 related to acquiring raw material prior to obtaining FDA approval of Gimoti and to continued testing of Gimoti batches that were manufactured prior to FDA approval.

In 2019, we incurred expenses primarily related to responding to requests for additional information from FDA and manufacturing registration batches of Gimoti as required by FDA. Costs incurred in 2019 included approximately $1.8 million for wages, taxes and employee insurance, including approximately $534,000 of stock-based compensation expense, approximately $787,000 related to manufacturing, and approximately $150,000 related to responding to FDA information requests regarding the NDA and preparing for the NDA resubmission.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 increased by approximately $1.4 million. Costs incurred in 2020 primarily included approximately $2.3 million for wages, taxes and employee insurance, including approximately $866,000 of stock-based compensation expense, and approximately $1.8 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.  Of the general and administrative expenses incurred during the nine months ended September 30, 2020, approximately $1.2 million related to pre-commercialization and commercialization activities.  Costs incurred in 2019 primarily included approximately $1.4 million for wages, taxes and employee insurance, including approximately $522,000 of stock-based compensation expense, approximately $1.2 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $116,000 for outside consultants and approximately $68,000 for pre-commercialization costs.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration with the SEC on Form S-3. The shelf registration statement includes a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement.  During the nine months ended September 30, 2019, we sold 6,804,381 shares of common stock at a weighted-average price per share of $0.87 pursuant to the FBR Sales Agreement and received proceeds of approximately $5.8 million, net of commissions and fees. During the nine months ended September 30, 2020, we sold 1,395,855 shares of common stock at a weighted-average price per share of $2.42 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.3 million, net of commissions and fees.

As of October 31, 2020, we had the capacity to issue up to approximately $1.7 million of additional shares of common stock pursuant to the FBR Sales Agreement.  Future sales under the FBR Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common stock and our capital needs.  There can be no assurance that FBR will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K, and our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules.  During June 2020, our public float exceeded $75 million, thereby allowing us to conduct primary offerings without being constrained by the baby shelf rules.  We will remain unconstrained by the baby shelf rules under our Form S-3 shelf registration statement until the date we file a new registration statement or our Form 10-K for the fiscal year ending December 31, 2020, at which time if our public float is less than $75 million, the amount of securities we may sell under a Form S-3 registration statement will again be limited by the baby shelf rules.

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

In connection with the Eversana Agreement, we entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving Credit Facility of up to $5 million to us upon FDA approval of the Gimoti NDA, as well as certain other customary conditions.  The Eversana Credit Facility terminates on June 19, 2025, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than its intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person.  Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In June 2020, we borrowed $2 million from the Eversana Credit Facility.

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise.  Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability.  As of September 30, 2020, we had cash and cash equivalents of approximately $6.3 million. We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021, excluding any potential additional borrowings from the Eversana Credit Facility and future Gimoti product revenue.  This period could be shortened if there are unanticipated increases in planned spending, including as a result of the COVID-19 pandemic. Even with the Eversana Credit Facility and Gimoti product revenue, we may be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.  Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti, or identify and execute other strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.  Any of these events could result in a complete loss of your investment in our securities.

These estimates of cash runway could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our general and administrative costs to support operations.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses as we:

•	continue the commercialization activities for Gimoti;
•	manufacture the commercial batches of Gimoti;
•	conduct the post-marketing commitment pharmacokinetics trial of Gimoti and any additional development activities should we seek additional indications;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Net cash used in operating activities	$(4,918,503)	$(4,614,403)	$304,100
Net cash provided by financing activities	$5,535,326	$5,800,201	$(264,875)
Net increase (decrease) in cash and cash equivalents	$616,823	$1,185,798	$(568,975)

Operating Activities.  The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, and other general operations. The cash used in operating activities during the nine months ended September 30, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, pre-approval and commercialization activities and other ongoing costs of operating the business. The cash used in operating activities during the nine months ended September 30, 2019 was primarily related to ongoing communication with FDA related to the NDA and to manufacturing registration batches of Gimoti.  We expect that cash used in operating activities will increase due to commercialization activities, including manufacturing of Gimoti.

Financing Activities.  During the nine months ended September 30, 2020, we received net proceeds of approximately $3.3 million from the sale of 1,395,855 shares of common stock pursuant to the FBR Sales Agreement, $2 million from borrowings under the Eversana Credit Facility, approximately $104,000 from the PPP loan, and approximately $119,000 from the sale of 118,491 shares of common stock pursuant to our ESPP. During the nine months ended September 30, 2019, we received net proceeds of approximately $5.8 million from the sale of 6,804,381 shares of common stock pursuant to the FBR Sales Agreement.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•

the commercial success of Gimoti, including competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

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

Off-Balance Sheet Arrangements

Through September 30, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, except for the $2 million borrowing from Eversana as discussed in Note 5 in our Notes to Condensed Financial Statements. In addition, with the approval of the Gimoti NDA, we are now committed to pay Mallinckrodt $5 million as discussed in Note 3 in our Notes to Condensed Financial Statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2020, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

As required by SEC Rule 13a-15(b), as of September 30, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020, or the 2019 annual report, other than as set forth below:

Risks Related to our Business, including the Regulatory Compliance and Commercialization of our Product, Gimoti

Our business is entirely dependent on the success of Gimoti, which may never generate sufficient sales to become profitable.

To date, we have devoted all of our research, development and clinical efforts and financial resources toward the development of our only product, Gimoti.

Because our business is entirely dependent on the success of Gimoti, if we are unable to successfully commercialize this product, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in the complete loss of an investment in our securities.

In addition to the other factors included in “Item 1A.  Risk Factors” in our 2019 annual report, the future commercial success of Gimoti is subject to a number of additional risks, including the following:

•	Gimoti will compete with well-established products, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	our reliance on Eversana to commercialize Gimoti;
•	our ability, with Eversana, to hire, train and maintain a sales team for Gimoti;
•	the impact of the COVID-19 pandemic on our ability to generate sales for Gimoti;
•	we may not be able to develop market demand for, and later increase sales of, Gimoti through our sales and marketing efforts;
•	our ability to obtain adequate levels of coverage and reimbursement for Gimoti from commercial health plans and government health programs;
•	we may not be able to maintain commercial manufacturing arrangements with third-party manufacturers or establish and maintain commercial-scale manufacturing capabilities;
•	contract manufacturers, suppliers and/or consultants may not meet appropriate timelines;
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

Our operations have consumed substantial amounts of cash since inception.  We believe, based on our current operating plan, that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2021, excluding the $3.0 million remaining amount available under the Eversana Credit Facility and future Gimoti product revenue.  This period could be shortened if there are any significant increases in planned spending other than anticipated.  Even with the remaining amount available under the Eversana Credit Facility and Gimoti product revenue, we will likely be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•

the commercial success of Gimoti, including competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;

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

Any termination or suspension of, or delays in the completion of, the post-marketing pharmacokinetics trial of Gimoti or any other future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In connection with FDA’s approval of Gimoti, we committed to conduct a pharmacokinetics trial to characterize dose proportionality of a lower dose strength compared to the current 15 mg dose strength.  We expect to initiate this trial in 2021. We do not know whether any trials will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	FDA placing a clinical trial on hold;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•

a facility manufacturing Gimoti, or any of its components, being ordered by FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of FDA’s current Good Manufacturing Practices, or other applicable requirements, or infections or cross-contaminations of a product candidate in the manufacturing process;

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, which has spread across the United States and worldwide, to be a pandemic.  A pandemic, including COVID-19 or other public health epidemics, poses the risk that we or our employees, or our third-party suppliers and manufacturers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. To date, we have not experienced material disruptions to our financial condition or operations from COVID-19. However, there can be no assurance that we or Eversana will not be impacted in the future by the COVID-19 pandemic.  The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the raw material supply chain and the manufacture or shipment of Gimoti for commercial sale or cause us and Eversana to delay or materially modify our commercial plans, which could increase costs or decrease potential Gimoti revenues and have a material adverse effect on our business, financial condition and results of operations. For example, Eversana’s commercialization efforts may be adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force may not be able to conduct in-person interactions with physicians and customers and may be restricted to conducting educational and promotional activities for Gimoti virtually, which may impact Eversana’s ability to market Gimoti.  In addition, the COVID-19 pandemic may disrupt the operations of our third-party suppliers and manufacturers and delay our manufacturing timelines of Gimoti, which may negatively impact our ability to successfully commercialize Gimoti and generate product sales. COVID-19 may also impact the costs and timing of our planned post-marketing commitment pharmacokinetics trial of Gimoti. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our 2019 annual report. The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our manufacturing capabilities and commercial plans and other results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the actions to contain its impact and treat the disease.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Investor Rights Agreement dated as of June 1, 2007

4.3 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.4 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.5 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.6 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.9 (9)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	3PL Agreement between the Company and Eversana Life Science Services, Inc. dated August 27, 2020

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

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

Evoke Pharma, Inc.

Date: November 10, 2020	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)