Form 10-Q
period 2021-03-31
Evoke Pharma Inc
filed 2021-05-12
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 32,371,954 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,185,974	$8,068,939
Accounts receivable, net	127,795	23,311
Prepaid expenses	614,508	921,762
Inventory	236,044	236,480
Other current assets	11,703	30,300
Total current assets	19,176,024	9,280,792
Operating lease right-of-use asset	119,926	141,705
Other assets	—	11,551
Total assets	$19,295,950	$9,434,048

Liabilities and stockholders' (deficit) equity
Current Liabilities:
Accounts payable and accrued expenses	$691,225	$1,273,572
Accrued compensation	428,794	1,016,232
Operating lease liability	119,926	141,705
Paycheck protection program loan	—	104,168
Milestone payable	5,000,000	5,000,000
Other current liabilities	9,038	—
Total current liabilities	6,248,983	7,535,677
Long-term liabilities
Note payable	5,000,000	5,000,000
Accrued interest payable	235,583	112,994
Total long-term liabilities	5,235,583	5,112,994
Total liabilities	11,484,566	12,648,671

Stockholders' (deficit) equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 32,371,954 and 26,621,954 at March 31, 2021 and December 31, 2020, respectively	3,237	2,662
Additional paid-in capital	109,298,703	95,667,776
Accumulated deficit	(101,490,556)	(98,885,061)
Total stockholders' (deficit) equity	7,811,384	(3,214,623)
Total liabilities and stockholders' (deficit) equity	$19,295,950	$9,434,048

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net product sales	$90,421	$—
Operating expenses:
Cost of goods sold	64,751	—
Research and development	277,825	463,853
Selling, general and administrative	2,338,295	1,329,834
Total operating expenses	2,680,871	1,793,687
Loss from operations	(2,590,450)	(1,793,687)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	105,130	—
Interest income	3,164	3,378
Interest expense	(123,339)	—
Total other income (expense)	(15,045)	3,378
Net loss	$(2,605,495)	$(1,790,309)

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.07)

Weighted-average shares used to compute basic and diluted net loss per share	31,158,065	24,439,881

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2021	26,621,954	$2,662	$95,667,776	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	561,348	—	561,348
Issuance of common stock, net	5,750,000	575	13,069,579	—	13,070,154
Net loss	—	—	—	(2,605,495)	(2,605,495)
Balance at March 31, 2021	32,371,954	$3,237	$109,298,703	$(101,490,556)	$7,811,384

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	310,162	—	310,162
Issuance of common stock, net	25,000	3	21,247	—	21,250
Net loss	—	—	—	(1,790,309)	(1,790,309)
Balance at March 31, 2020	24,456,914	$2,446	$90,439,901	$(87,520,699)	$2,921,648

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating activities
Net loss	$(2,605,495)	$(1,790,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of paycheck protection loan and accrued interest	(104,168)	—
Stock-based compensation expense	561,348	310,162
Change in operating assets and liabilities:
Accounts receivable, net	(104,484)	—
Prepaid expenses, inventory and other assets	359,617	227,089
Accounts payable and other current liabilities	(604,126)	(140,941)
Accrued compensation	(587,438)	(157,896)
Accrued interest expense	122,589	—
Deferred rent expense	9,038	—
Net cash used in operating activities	(2,953,119)	(1,551,895)

Financing activities
Proceeds from issuance of common stock, net of cost of $1,304,846	13,070,154	—
Proceeds from issuance of common stock from employee stock purchase plan	—	21,250
Net cash provided by financing activities	13,070,154	21,250
Net increase (decrease) in cash and cash equivalents	10,117,035	(1,530,645)
Cash and cash equivalents at beginning of period	8,068,939	5,663,833
Cash and cash equivalents at end of period	$18,185,974	$4,133,188

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$104,168	$—

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

Since its inception, the Company has devoted its efforts to developing its sole product, Gimoti™ (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. On June 19, 2020, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its 505(b)(2) New Drug Application (“NDA”) for Gimoti. As discussed in Note 5, the Company launched U.S. commercial sales of Gimoti in October 2020 through its commercial partner Eversana Life Science Services, LLC (“Eversana”).

The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has launched its first commercial product, including market acceptance of the product and the potential need to obtain additional funding for its operations.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of March 31, 2021, the Company had approximately $18.2 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, and selling, general and administrative costs to support operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. The Company believes, based on its current operating plan, that its cash and cash equivalents as of March 31, 2021 will be sufficient to fund its operations into the first quarter of 2022, less than one year after the date these financial statements are issued, excluding any future Gimoti revenue. This period could be shortened if there are any significant increases in planned spending other than anticipated. The Company anticipates that it will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

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

Impact of COVID-19

Despite the COVID-19 pandemic, the Company began its commercial sales of Gimoti with Eversana in October 2020. The Company has experienced various disruptions to its sales activities, but has continued its efforts to reach physicians and customers. For example, Eversana’s commercialization efforts have been affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans and other governmental restrictions related to COVID-19. As a result of these restrictions, Eversana’s sales force has been restricted from conducting in-person interactions with certain physicians and customers and has been restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which has impacted Eversana’s ability to more actively market Gimoti. Third-party research stated that as a result of COVID-19, fewer patients are visiting physician offices resulting in lower patient volumes than normal. The Company anticipates that it and Eversana will continue to be impacted by the COVID-19 pandemic.

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

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2020, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Accounts Receivable

Accounts receivable is recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at March 31, 2021 and December 31, 2020 and no bad debt expense was recorded for the three months ended March 31, 2021.

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

Prior to FDA approval of Gimoti in June 2020, the cost of materials and expenses associated with the manufacturing of Gimoti were recorded as research and development expense. Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory. The Company’s inventory consisted of approximately $151,000 of raw materials and approximately $85,000 of finished goods at March 31, 2021 and December 31, 2020. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory when written down to net realizable value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its finished goods inventory is held at its contract manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, costs paid to third-party contractors for product development activities and drug product materials, and technology acquisition milestones. The Company has expensed costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred prior to FDA approval received on June 19, 2020. The Company will expense the clinical, regulatory and manufacturing costs related to the post-marketing commitment to conduct a single dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, as well as other costs that may occur for any additional clinical trials the Company may pursue to expand the indication of Gimoti.

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

	Three Months Ended March 31,
	2021	2020
Warrants to purchase common stock	1,841,879	2,713,561
Common stock options	5,392,259	3,989,371
Employee stock purchase plan	—	24,714
Total excluded securities	7,234,138	6,727,646

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

4. Stockholders’ Equity

Sale of Common Stock in Public Offering

In January 2021, the Company completed the sale of 5,750,000 shares of its common stock in an underwritten public offering. The price to the public in this offering was $2.50 per share resulting in gross proceeds to the Company of approximately $14.4 million. After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company raised from this offering were approximately $13.1 million.

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration statement with the SEC on Form S-3. The shelf registration statement included a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the three months ended March 31, 2021 and 2020, there were no shares sold under the FBR Sales Agreement. Effective January 6, 2021, the Company terminated the FBR Sales Agreement.

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the replacement shelf registration statement, including the base prospectus filed as part of such registration statement. During the three months ended March 31, 2021, there were no shares sold under the ATM Sales Agreement.

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

Stock-Based Compensation

During the three months ended March 31, 2021 and 2020, the Company granted stock options to purchase 1,315,000 and 875,000 shares of the Company’s common stock, respectively. Of the options granted in 2020, 50% did not begin vesting until June 19, 2020, the date that FDA approved the Gimoti NDA. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Common Stock Options
Risk free interest rate	0.57%	0.96%
Expected option term	6.0 years	6.0 years
Expected volatility of common stock	103.45%	99.73%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three months ended March 31, 2020:

Three Months Ended March 31,
2020
Employee Stock Purchase Plan
Risk free interest rate	1.11%
Expected term	6.0 months
Expected volatility of common stock	69.72%
Expected dividend yield	0.0%

There were no employee withholdings to purchase shares during the six-month purchase period beginning March 1, 2021.

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$68,380	$120,562
Selling, general and administrative	492,968	189,600
Total stock-based compensation expense	$561,348	$310,162

As of March 31, 2021, there was approximately $4.3 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.59 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of March 31, 2021, unreimbursed commercialization costs to Eversana were approximately $13.1 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

The Eversana Agreement terminates on June 19, 2025, unless terminated earlier pursuant to its terms. Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; if the other party is in breach of certain regulatory compliance representations under the agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; if the cumulative net product profits fail to reach certain thresholds in the first three years following commercial launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership, subject, in the event that the Company initiates such termination, to a one-time payment equal to between two times and one times annualized service fees paid by the Company under the Eversana Agreement, with such amount based on which year after commercial launch the change of control occurs. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 11, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of success, plans and objectives of management for future operations, future results of current and anticipated products and the impact of the coronavirus, or COVID-19, pandemic, on us or on third parties on whom we rely, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

We use our registered trademark, EVOKE PHARMA, and other trademarks, including GIMOTI and EvokeAssist, in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

On January 21, 2020, we entered into an agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In June 2020 we borrowed $2 million and in December 2020 we borrowed the remaining $3 million under the Eversana Credit Facility.

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

We have incurred losses in each year since our inception. These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities and selling, general and administrative costs associated with our operations. We expect to continue to incur operating losses until revenues from sales of Gimoti exceed our expenses, if ever. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of March 31, 2021, we had cash and cash equivalents of approximately $18.2 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for selling, general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations into the first quarter of 2022, excluding future Gimoti revenue. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

Despite the COVID-19 pandemic, we began our commercial sales of Gimoti with Eversana in October 2020. We have experienced various disruptions to our sales activities, but have continued our efforts to reach physicians and customers. For example, Eversana’s commercialization efforts have been adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force has been restricted from conducting in-person interactions with certain physicians and customers and has been restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which has impacted Eversana’s ability to more actively market Gimoti. Research conducted by IOVIA stated that as a result of COVID-19, fewer patients are visiting physician offices resulting in lower patient volumes than normal, and the Centers for Disease Control and Prevention reported during 2020 that over 40% of patients were avoiding care due to COVID-19. We anticipate that we and Eversana will continue to be impacted by the COVID-19 pandemic.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was enacted in response to the COVID-19 pandemic. In April 2020, we applied for and were approved for a Small Business Administration, or SBA, loan under the Paycheck Protection Program established by the CARES Act. On May 1, 2020, we received the loan proceeds of approximately $104,000. In January 2021, we received notice that our loan and accrued interest were forgiven by the SBA.

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

In accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods in an amount that reflects the consideration we expect to receive in exchange for the goods provided. Customer control is determined upon the customer’s physical receipt of the product. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: identify the contracts with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) it satisfies a performance obligation. At contract inception, we assess the goods promised within each contract and determine those that are performance obligations and assess whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the customer obtains control of the product.

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

Sales of Gimoti Metrics

Gimoti revenues continue to increase on several metrics. During the first quarter of 2021 compared to the fourth quarter of 2020, Gimoti experienced a nearly 293% growth of net product sales and 235% growth in the number of prescriptions. New prescribers of Gimoti increased from 45 during the fourth quarter of 2020 to 84 (87% increase) during the first quarter of 2021. In addition, during April 2021, we had 44 additional new prescribers. Enrollments into the EvokeAssist reimbursement center have grown each month, with April 2021 having the largest number of monthly enrollments to date. Patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) get a refill at least 73% of the time.

In December 2020 and January 2021, we began accessing the Medicare and Medicaid systems, respectively, to allow for reimbursement submission of products for patients seeking treatment. For the quarter ended March 31, 2021, these government programs made up approximately 40% of the filled prescriptions for Gimoti. Through March 31, 2021, the patients have been mostly between the ages of 31-65. The vast majority are female and were being treated by a gastroenterologist.

The feedback from the Eversana sales organization continues to be positive with regard to physician interest. Although many target physician offices are only recently allowing face to face visits by sales team members, meetings with gastroenterology teams continue to generate positive enrollments and fills. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in January 2021, which indicated, among other positive trends and benefits, that 79% and 89% of target and non-target gastroenterologists, respectively, intend to prescribe Gimoti.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. With FDA approval of Gimoti, we expect research and development costs to decrease and shift to commercialization and selling costs. However, we have initiated planning for an FDA post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, as well as other costs that may occur for any additional clinical trials we may pursue to expand the indication of Gimoti. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per subject trial costs;
•	the number of sites included in the trials;
•	the length of time required to enroll eligible subjects;
•	the number of subjects that participate in the trials;
•	the number of doses that subjects receive;
•	the cost of comparative agents used in trials;
•	the drop-out or discontinuation rates of subjects;
•	potential additional safety monitoring or other studies requested by regulatory agencies; and
•	the duration of patient follow-up.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other selling, general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors and officers liability insurance premiums. We expect that selling, general and administrative expenses will increase in the future as we continue to progress with the commercialization of Gimoti and we reimburse Eversana from the net profits attained from the sales of Gimoti.

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

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 11, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
Research and development expenses	$277,825	$463,853	$(186,028)
Selling, general and administrative expenses	$2,338,295	$1,329,834	$1,008,461

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased by approximately $186,000. During 2021, we incurred expenses for stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Costs incurred in 2021 included approximately $168,000 for wages, taxes and employee insurance, including approximately $68,000 of stock-based compensation expense, and approximately $77,000 related to manufacturing. During 2020, we incurred expenses responding to requests for additional information from FDA and preparing for future manufacturing and potential commercial launch of Gimoti. Costs incurred in 2020 included approximately $370,000 for wages, taxes and employee insurance, including approximately $121,000 of stock-based compensation expense, and approximately $76,000 related to manufacturing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased by approximately $1.0 million. Costs incurred in 2021 primarily included approximately $1.2 million for wages, taxes and employee insurance, including approximately $493,000 of stock-based compensation expense, and approximately $749,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Of the total selling, general and administrative expenses incurred during the three months ended March 31, 2021, approximately $842,000 related to wages, taxes, employee insurance, stock-based compensation, and other commercialization activities. Costs incurred in 2020 primarily included approximately $624,000 for wages, taxes and employee insurance, including approximately $190,000 of stock-based compensation expense, and approximately $634,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Of the total selling, general and administrative expenses incurred during the three months ended March 31, 2020, approximately $100,000 related to wages, taxes, employee insurance, stock-based compensation, and other costs related to pre-commercialization activities.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration statement with the SEC on Form S-3. The shelf registration statement included a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement. There were no shares sold under the FBR Sales Agreement during the three months ended March 31, 2021 and 2020. Effective January 6, 2021, we terminated the FBR Sales Agreement.

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the replacement shelf registration statement, including the base prospectus filed as part of such registration statement. There were no shares sold under the ATM Sales Agreement during the three months ended March 31, 2021.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 11, 2021, the date we filed our Annual Report on Form 10-K, our public float exceeded $75 million, thereby allowing us to conduct primary offerings without being constrained by the baby shelf rules. We will remain unconstrained by the baby shelf rules under our Form S-3 shelf registration statement until the date we file a new registration statement or our Form 10-K for the fiscal year ending December 31, 2021, at which time if our public float is less than $75 million, the number of securities we may sell under a Form S-3 registration statement will again be limited by the baby shelf rules.

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

These estimates of cash runway could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We expect to continue to incur expenses as we:

•	continue the commercial activities for Gimoti;
•	manufacture Gimoti;
•	conduct the post-marketing commitment single dose PK trial of Gimoti and any additional development activities should we seek additional indications;

•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,953,119)	$(1,551,895)
Net cash provided by financing activities	$13,070,154	$21,250
Net increase (decrease) in cash and cash equivalents	$10,117,035	$(1,530,645)

Operating Activities.  The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the three months ended March 31, 2021 was primarily related to commercialization activities for Gimoti. The cash used in operating activities during the three months ended March 31, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, and pre-approval and pre-commercialization activities. We expect that cash used in operating activities will increase in 2021 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities.  During the three months ended March 31, 2021, we received net proceeds of approximately $13.1 million from the sale of 5,750,000 shares of common stock pursuant to an underwritten public offering. During the three months ended March 31, 2020, we received proceeds of $21,250 from the sale of 25,000 shares of common stock pursuant to our Employee Stock Purchase Plan.

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
•

the progress and costs of the post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the costs of any additional clinical trials we may pursue to expand the indication of Gimoti;

•	our ability to obtain, maintain and enforce our patents and other intellectual property rights, and the costs incurred to do so;
•	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•	costs associated with any other product candidates that we may develop, in-license or acquire.

Off-Balance Sheet Arrangements

Through March 31, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2021, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

As required by SEC Rule 13a-15(b), as of March 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021 other than as follows:

Our business and operations would suffer in the event of system failures, including cyberattacks.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have been the target of a cyber-attack which resulted in the misappropriation of an immaterial amount our funds and we may be subject to further cyber-attacks seeking to misappropriate our funds or otherwise disrupt our business.  Although we have implemented certain additional procedures to reduce the risk of another successful cyber-attack, we cannot be sure that similar cyber-attacks or failures will not occur in the future. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If another cyber-attack were to occur and cause interruptions in our operations, it could result in a material disruption of our development program for Gimoti and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture Gimoti and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed, or otherwise adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.3 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.4 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.5 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.6 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (9)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
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

Evoke Pharma, Inc.

Date: May 12, 2021	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)