Form 10-Q
period 2021-06-30
Evoke Pharma Inc
filed 2021-08-12
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 32,439,380 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,720,939	$8,068,939
Accounts receivable, net	198,411	23,311
Prepaid expenses	307,254	921,762
Inventory	234,041	236,480
Other current assets	11,703	30,300
Total current assets	17,472,348	9,280,792
Operating lease right-of-use asset	84,933	141,705
Other assets	—	11,551
Total assets	$17,557,281	$9,434,048

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$519,001	$1,273,572
Accrued compensation	621,476	1,016,232
Operating lease liability	84,933	141,705
Paycheck protection program loan	—	104,168
Milestone payable	5,000,000	5,000,000
Other current liabilities	6,025	—
Total current liabilities	6,231,435	7,535,677
Long-term liabilities
Note payable	5,000,000	5,000,000
Accrued interest payable	360,240	112,994
Total long-term liabilities	5,360,240	5,112,994
Total liabilities	11,591,675	12,648,671

Stockholders' equity (deficit):
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 32,439,380 and 26,621,954 at June 30, 2021 and December 31, 2020, respectively	3,244	2,662
Additional paid-in capital	109,743,561	95,667,776
Accumulated deficit	(103,781,199)	(98,885,061)
Total stockholders' equity (deficit)	5,965,606	(3,214,623)
Total liabilities and stockholders' equity (deficit)	$17,557,281	$9,434,048

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net product sales	$236,635	$—	$327,056	$—
Operating expenses:
Cost of goods sold	68,253	—	133,004	—
Research and development	195,229	5,782,094	473,054	6,245,946
Selling, general and administrative	2,142,149	1,182,872	4,480,443	2,512,707
Total operating expenses	2,405,631	6,964,966	5,086,501	8,758,653
Loss from operations	(2,168,996)	(6,964,966)	(4,759,445)	(8,758,653)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	—	—	105,130	—
Interest income	3,011	485	6,174	3,863
Interest expense	(124,658)	(2,914)	(247,997)	(2,914)
Total other income (expense)	(121,647)	(2,429)	(136,693)	949
Net loss	$(2,290,643)	$(6,967,395)	$(4,896,138)	$(8,757,704)

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.28)	$(0.15)	$(0.35)

Weighted-average shares used to compute basic and diluted net loss per share	32,386,004	24,987,975	31,772,035	24,713,928

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	26,621,954	$2,662	$95,667,776	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	561,348	—	561,348
Issuance of common stock, net of costs of $1,304,846	5,750,000	575	13,069,579	—	13,070,154
Net loss	—	—	—	(2,605,495)	(2,605,495)
Balance at March 31, 2021	32,371,954	3,237	109,298,703	(101,490,556)	7,811,384
Stock-based compensation expense	—	—	399,411	—	399,411
Issuance of common stock from stock option exercises	67,426	7	45,447	—	45,454
Net loss	—	—	—	(2,290,643)	(2,290,643)
Balance at June 30, 2021	32,439,380	$3,244	$109,743,561	$(103,781,199)	$5,965,606

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2020	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	310,162	—	310,162
Issuance of common stock from employee stock purchase plan	25,000	3	21,247	—	21,250
Net loss	—	—	—	(1,790,309)	(1,790,309)
Balance at March 31, 2020	24,456,914	2,446	90,439,901	(87,520,699)	2,921,648
Stock-based compensation expense	—	—	362,955	—	362,955
Issuance of common stock from At-the-Market offering, net of costs of $68,038	1,395,855	140	3,308,976	—	3,309,116
Issuance of common stock from warrant exercises	158,494	15	(15)	—	—
Net loss	—	—	—	(6,967,395)	(6,967,395)
Balance at June 30, 2020	26,011,263	$2,601	$94,111,817	$(94,488,094)	$(373,676)

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Operating activities
Net loss	$(4,896,138)	$(8,757,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of paycheck protection loan and accrued interest	(105,130)	—
Stock-based compensation expense	960,759	673,117
Change in operating assets and liabilities:
Accounts receivable, net	(175,100)	—
Prepaid expenses, inventory and other assets	703,867	455,131
Accounts payable and other current liabilities	(805,318)	(495,878)
Accrued compensation	(394,756)	17,359
Accrued interest expense	248,208	—
Milestone payable	—	5,000,000
Net cash used in operating activities	(4,463,608)	(3,107,975)

Financing activities
Proceeds from issuance of common stock, net	13,070,154	3,309,116
Proceeds from issuance of common stock from exercise of stock options	45,454	—
Proceeds from issuance of common stock from employee stock purchase plan	—	21,250
Proceeds from paycheck protection program	—	104,168
Proceeds from Eversana line of credit	—	2,000,000
Net cash provided by financing activities	13,115,608	5,434,534
Net increase in cash and cash equivalents	8,652,000	2,326,559
Cash and cash equivalents at beginning of period	8,068,939	5,663,833
Cash and cash equivalents at end of period	$16,720,939	$7,990,392

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$105,130	—

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of June 30, 2021, the Company had approximately $16.7 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, and selling, general and administrative costs to support operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. The Company believes, based on its current operating plan, that its cash and cash equivalents as of June 30, 2021, as well as cash flows from future net sales of Gimoti, will be sufficient to fund its operations into the third quarter of 2022, less than one year after the date these financial statements are issued. This period could be shortened if there are any significant increases in planned spending other than anticipated. The Company anticipates that it will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

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

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2020, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Accounts Receivable

Accounts receivable is recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at June 30, 2021 and December 31, 2020 and no bad debt expense was recorded for the six months ended June 30, 2021.

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

Prior to FDA approval of Gimoti in June 2020, the cost of materials and expenses associated with the manufacturing of Gimoti were recorded as research and development expense. Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory. The Company’s inventory consisted of approximately $150,000 of raw materials at June 30, 2021 and December 31, 2020, and approximately $84,000 and $86,000 of finished goods at June 30, 2021 and December 31, 2020, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory when written down to net realizable value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its finished goods inventory is held at its contract manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted. The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. This decision was based on minimal historical data due to the Company’s limited number of stock option exercises. In addition, due to the Company’s limited historical data, the estimated volatility was calculated based upon the Company’s historical volatility, supplemented, as necessary, with historical volatility of comparable companies in the biotechnology industry whose share prices are publicly available for a sufficient period of time. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The Company accounts for forfeitures as the forfeitures occur.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, costs paid to third-party contractors for product development activities and drug product materials, and technology acquisition milestones. The Company has expensed costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred prior to FDA approval received on June 19, 2020. The Company will expense the clinical, regulatory and manufacturing costs related to the post-marketing commitment to conduct a single dose pharmacokinetics clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, as well as other costs that may occur for any additional clinical trials the Company may pursue to expand the indication of Gimoti.

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

For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrants to purchase common stock	1,841,879	2,320,477	1,841,879	2,320,477
Common stock options	5,527,707	4,286,371	5,527,707	4,286,371
Employee stock purchase plan	—	60,079	—	84,793
Total excluded securities	7,369,586	6,666,927	7,369,586	6,691,641

3. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an Asset Purchase Agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the Asset Purchase Agreement with the Company to Mallinckrodt. In addition to the payments previously made to Questcor, the Company may also be required to make additional milestone payments totaling up to $52 million. In March 2018, the Company and Mallinckrodt amended the Asset Purchase Agreement to defer development and approval milestone payments, such that, rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, the Company would be required to make a single $5 million payment on the one-year anniversary after the Company receives FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, the Company recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company is also required to pay Mallinckrodt a low single digit royalty on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

At the Market Equity Offering Program

In November 2017, the Company filed a shelf registration statement with the SEC on Form S-3. The shelf registration statement included a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of the Company’s common stock through B. Riley FBR, Inc. (“FBR”) as a sales agent (the “FBR Sales Agreement”). During the six months ended June 30, 2020, the Company sold 1,395,855 shares of common stock at a weighted-average price per share of $2.42 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.3 million, net of commission and fees. Effective January 6, 2021, the Company terminated the FBR Sales Agreement. As a result, there were no shares sold under the FBR Sales Agreement during 2021.

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the replacement shelf registration statement, including the base prospectus filed as part of such registration statement. During the six months ended June 30, 2021, there were no shares sold under the ATM Sales Agreement.

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

Stock-Based Compensation

During the six months ended June 30, 2021 and 2020, the Company granted stock options to purchase 1,682,000 and 1,172,000 shares of the Company’s common stock, respectively. Of the options granted in 2020, 437,500 did not begin vesting until June 19, 2020, the date that FDA approved the Gimoti NDA. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock Options
Risk free interest rate	0.91%-1.08%	0.39%	0.57%-1.08%	0.39%-0.96%
Expected option term	5.5-6.0 years	5.5 years	5.5-6.0 years	5.5-6.0 years
Expected volatility of common stock	105.93%-107.53%	103.99%	103.45%-107.53%	99.73%-103.99%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three and six months ended June 30, 2020:
	Three and Six Months Ended June 30, 2021	Three and Six Months Ended June 30, 2020
Employee Stock Purchase Plan
Risk free interest rate	0.13%	1.11%
Expected term	0.5 years	0.5 years
Expected volatility of common stock	111.98%	69.72%
Expected dividend yield	0.0%	0.0%

There were no employee withholdings to purchase shares during the six-month purchase period beginning March 1, 2021.

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$23,820	$134,400	$92,200	$254,962
Selling, general and administrative	375,591	228,555	868,559	418,155
Total stock-based compensation expense	$399,411	$362,955	$960,759	$673,117

As of June 30, 2021, there was approximately $4.0 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.47 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of June 30, 2021, unreimbursed commercialization costs to Eversana were approximately $17.0 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings under our bank loans and the sale of shares of our common stock on the Nasdaq Capital Market. We launched commercial sales of Gimoti in late October 2020 with Eversana and, to date, have generated modest sales given the launch occurred during the COVID-19 pandemic.

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

As of June 30, 2021, we had cash and cash equivalents of approximately $16.7 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for selling, general and administrative costs to support operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of June 30, 2021, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2022. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt. In addition to the payments previously made to Questcor, we may be required to make additional milestone payments totaling up to $52 million. In March 2018, we amended the asset purchase agreement with Mallinckrodt to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment on the one-year anniversary after we receive FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, we recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are also required to pay to Mallinckrodt a low single digit royalty on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

Sales of Gimoti Metrics

Gimoti revenues continue to increase on several metrics. During the second quarter of 2021 compared to the first quarter of 2021, Gimoti experienced a nearly 162% growth of net product sales and 152% growth in the number of prescriptions. New prescribers of Gimoti increased from 84 during the first quarter of 2021 to 132 (57% increase) during the second quarter of 2021. Enrollments into the EvokeAssist reimbursement center have grown each month, with June 2021 having the largest number of monthly enrollments to date. Since product launch, patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) have received a refill approximately 61% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms.

In December 2020 and January 2021, we began accessing the Medicare and Medicaid systems, respectively, to allow for reimbursement submission of products for patients seeking treatment. For the quarter ended June 30, 2021, these government programs made up approximately 33% of the filled prescriptions for Gimoti. Through June 30, 2021, the patients have been mostly between the ages of 31-65. The vast majority are female and were being treated by a gastroenterologist.

The feedback from the Eversana sales organization continues to be positive with regard to physician interest. Although many target physician offices are only recently allowing face to face visits by sales team members, meetings with gastroenterology teams continue to generate positive enrollments and fills. Since product launch, it has taken an average of four to five physician calls before a physician writes their first prescription, which is lower than we initially expected and we believe congruent with the straight-forward non-oral benefit for route of delivery. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in June 2021, which indicated, among other positive trends and benefits, that 90% of target gastroenterologists compared to 79% in a prior market research study, intend to prescribe Gimoti.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase/ (Decrease)
	2021	2020
Net product sales	$236,635	$—	$236,635
Research and development expenses	$195,229	$5,782,094	$(5,586,865)
Selling, general and administrative expenses	$2,142,149	$1,182,872	$959,277

Net Product Sales.  Net product sales for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by approximately $237,000. We received FDA approval of our Gimoti NDA in June 2020 and began commercial sales in October 2020, so there were no commercial sales during the three months ended June 30, 2020.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 decreased by approximately $5.6 million. During 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred in 2021 included approximately $65,000 for wages, taxes and employee insurance, including approximately $24,000 of stock-based compensation expense, and approximately $122,000 related to manufacturing. During 2020, we expensed $5 million upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. We also incurred expenses responding to requests for additional information from FDA related to our NDA and preparing for future manufacturing and potential commercial launch of Gimoti. In addition to the milestone expense, during the three months ended June 30, 2020, we incurred other costs including approximately $378,000 for wages, taxes and employee insurance, including approximately $134,000 of stock-based compensation expense, and approximately $347,000 related to manufacturing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by approximately $959,000. Costs incurred in 2021 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $376,000 of stock-based compensation expense, approximately $607,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $354,000 for marketing, royalties and Eversana profit sharing, and approximately $40,000 for facility-related expenses. Of the approximately $2.1 million of total selling, general and administrative expenses incurred during the three months ended June 30, 2021, approximately $1.0 million related to wages, taxes, employee insurance, stock-based compensation, and other commercialization activities. Costs incurred in 2020 primarily included approximately $610,000 for wages, taxes and employee insurance, including approximately $229,000 of stock-based compensation expense, and approximately $476,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Of the total selling, general and administrative expenses incurred during the three months ended June 30, 2020, approximately $312,000 related to wages, taxes, employee insurance, stock-based compensation, and other costs related to pre-commercialization activities.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase/ (Decrease)
	2021	2020
Net product sales	$327,056	$—	$327,056
Research and development expenses	$473,054	$6,245,946	$(5,772,892)
Selling, general and administrative expenses	$4,480,443	$2,512,707	$1,967,736

Net Product Sales.  Net product sales for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by approximately $327,000. We received FDA approval of our Gimoti NDA in June 2020 and began commercial sales in October 2020, so there were no commercial sales during the six months ended June 30, 2020

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased by approximately $5.8 million. During 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred in 2021 included approximately $233,000 for wages, taxes and employee insurance, including approximately $92,000 of stock-based compensation expense, and approximately $199,000 related to manufacturing. During 2020, we expensed $5 million upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. We also incurred expenses responding to requests for additional information from FDA related to our NDA and preparing for future manufacturing and commercial launch of Gimoti. In addition to the milestone expense, during the six months ended June 30, 2020, we incurred other costs including approximately $749,000 for wages, taxes and employee insurance, including approximately $255,000 of stock-based compensation expense, and approximately $423,000 related to manufacturing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by approximately $2.0 million. Costs incurred in 2021 primarily included approximately $2.2 million for wages, taxes and employee insurance, including approximately $869,000 of stock-based compensation expense, and approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $567,000 for marketing, royalties and Eversana profit sharing, and approximately $79,000 for facility-related expenses. Of the approximately $4.5 million of total selling, general and administrative expenses incurred during the six months ended June 30, 2021, approximately $1.9 million related to wages, taxes, employee insurance, stock-based compensation, and other commercialization activities. Costs incurred in 2020 primarily included approximately $1.2 million for wages, taxes and employee insurance, including approximately $418,000 of stock-based compensation expense, and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Of the total selling, general and administrative expenses incurred during the six months ended June 30, 2020, approximately $412,000 related to wages, taxes, employee insurance, stock-based compensation, and other costs related to pre-commercialization activities.

Liquidity and Capital Resources

In November 2017, we filed a shelf registration statement with the SEC on Form S-3. The shelf registration statement included a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement. During the six months ended June 30, 2020, we sold 1,395,855 shares of common stock at a weighted-average price per share of $2.42 pursuant to the FBR Sales Agreement and received proceeds of approximately $3.3 million, net of commission and fees. There were no shares sold under the FBR Sales Agreement during 2021. Effective January 6, 2021, we terminated the FBR Sales Agreement. As a result, there were no shares sold under the FBR Sales Agreement during 2021.

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the replacement shelf registration statement, including the base prospectus filed as part of such registration statement. There were no shares sold under the ATM Sales Agreement during the six months ended June 30, 2021.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2020 with respect to our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our existing cash and cash equivalents, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2022. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

We expect to continue to incur expenses as we:

•	continue the commercial activities for Gimoti;
•	manufacture Gimoti;
•	conduct the post-marketing commitment single dose PK trial of Gimoti and any additional development activities should we seek additional indications;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase/ (Decrease)
	2021	2020
Net cash used in operating activities	$(4,463,608)	$(3,107,975)	$1,355,633
Net cash provided by financing activities	$13,115,608	$5,434,534	$7,681,074
Net increase in cash and cash equivalents	$8,652,000	$2,326,559	$6,325,441

Operating Activities.  The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the six months ended June 30, 2021 was primarily related to commercialization activities for Gimoti. The cash used in operating activities during the six months ended June 30, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, and pre-approval and pre-commercialization activities. We expect that cash used in operating activities will increase during the second half of 2021 due to commercialization activities, including manufacturing of Gimoti, the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the payment of the $5 million royalty to Mallinckrodt.

Financing Activities.  During the six months ended June 30, 2021, we received net proceeds of approximately $13.1 million from the sale of 5,750,000 shares of common stock pursuant to an underwritten public offering and approximately $45,000 from the exercise of stock options to purchase 67,426 shares of common stock. During the six months ended June 30, 2020, we received net proceeds of approximately $3.3 million from the sale of 1,395,855 shares of common stock pursuant to the FBR Sales Agreement, $2 million from borrowings under the Eversana Credit Facility, approximately $104,000 from the PPP loan, and $21,250 from the sale of 25,000 shares of common stock pursuant to our Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

Through June 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2021, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

As required by SEC Rule 13a-15(b), as of June 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2021 of approximately $16.7 million, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2022. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Gimoti;
•	the repayment of unreimbursed commercialization costs to Eversana, approximately $17 million as of June 30, 2021, to be payable only as net product profits are recognized;
•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•	competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely;
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
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

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.  We are authorized to issue up to 50,000,000 shares of common stock.  As of June 30, 2021, we had 32,439,380 shares of common stock outstanding and have reserved an aggregate of 6,477,144 shares of common stock for issuance upon exercise of options and other awards granted under our stock option plan, 1,841,879 shares of common stock for issuance upon exercise of warrants, and 344,574 shares of common stock for issuance upon purchases under our employee stock purchase plan.  As a result, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.3 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.4 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.5 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.6 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (9)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedeed within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

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

Evoke Pharma, Inc.

Date: August 12, 2021	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)