Form 10-Q
period 2021-09-30
Evoke Pharma Inc
filed 2021-11-10
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 32,656,480 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,141,908	$8,068,939
Accounts receivable, net	222,166	23,311
Prepaid expenses	—	921,762
Inventory	225,217	236,480
Other current assets	11,551	30,300
Total current assets	11,600,842	9,280,792
Operating lease right-of-use asset	49,117	141,705
Other assets	—	11,551
Total assets	$11,649,959	$9,434,048

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$530,528	$1,273,572
Accrued compensation	810,790	1,016,232
Operating lease liability	49,117	141,705
Paycheck protection program loan	—	104,168
Milestone payable	—	5,000,000
Total current liabilities	1,390,435	7,535,677
Long-term liabilities
Note payable	5,000,000	5,000,000
Accrued interest payable	486,268	112,994
Total long-term liabilities	5,486,268	5,112,994
Total liabilities	6,876,703	12,648,671

Stockholders' equity (deficit):
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 32,656,480 and 26,621,954 at September 30, 2021 and December 31, 2020, respectively	3,266	2,662
Additional paid-in capital	110,520,641	95,667,776
Accumulated deficit	(105,750,651)	(98,885,061)
Total stockholders' equity (deficit)	4,773,256	(3,214,623)
Total liabilities and stockholders' equity (deficit)	$11,649,959	$9,434,048

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net product sales	$930,449	$—	$1,257,505	$—
Operating expenses:
Cost of goods sold	58,435	—	191,439	—
Research and development	81,699	205,032	554,753	6,450,979
Selling, general and administrative	2,635,161	1,874,578	7,115,605	4,387,284
Total operating expenses	2,775,295	2,079,610	7,861,797	10,838,263
Loss from operations	(1,844,846)	(2,079,610)	(6,604,292)	(10,838,263)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	—	—	105,130	—
Interest income	1,421	1,033	7,596	4,896
Interest expense	(126,027)	(50,528)	(374,024)	(53,442)
Total other income (expense)	(124,606)	(49,495)	(261,298)	(48,546)
Net loss	$(1,969,452)	$(2,129,105)	$(6,865,590)	$(10,886,809)

Net loss per share of common stock, basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.43)

Weighted-average shares used to compute basic and diluted net loss per share	32,542,481	26,146,220	32,028,850	25,191,359

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	26,621,954	$2,662	$95,667,776	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	561,348	—	561,348
Issuance of common stock, net of costs of $1,304,846	5,750,000	575	13,069,579	—	13,070,154
Net loss	—	—	—	(2,605,495)	(2,605,495)
Balance at March 31, 2021	32,371,954	3,237	109,298,703	(101,490,556)	7,811,384
Stock-based compensation expense	—	—	399,411	—	399,411
Issuance of common stock from stock option exercises	67,426	7	45,447	—	45,454
Net loss	—	—	—	(2,290,643)	(2,290,643)
Balance at June 30, 2021	32,439,380	3,244	109,743,561	(103,781,199)	5,965,606
Stock-based compensation expense	—	—	463,995	—	463,995
Issuance of common stock from At-the-Market offering, net of costs of $6,421	217,100	22	313,085	—	313,107
Net loss	—	—	—	(1,969,452)	(1,969,452)
Balance at September 30, 2021	32,656,480	$3,266	$110,520,641	$(105,750,651)	$4,773,256

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2020	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	310,162	—	310,162
Issuance of common stock from employee stock purchase plan	25,000	3	21,247	—	21,250
Net loss	—	—	—	(1,790,309)	(1,790,309)
Balance at March 31, 2020	24,456,914	2,446	90,439,901	(87,520,699)	2,921,648
Stock-based compensation expense	—	—	362,955	—	362,955
Issuance of common stock from At-the-Market offering, net of costs of $68,038	1,395,855	140	3,308,976	—	3,309,116
Issuance of common stock from warrant exercises	158,494	15	(15)	—	—
Net loss	—	—	—	(6,967,395)	(6,967,395)
Balance at June 30, 2020	26,011,263	2,601	94,111,817	(94,488,094)	(373,676)
Stock-based compensation expense	—	—	478,574	—	478,574
Issuance of common stock from employee stock purchase plan	93,491	9	98,156	—	98,165
Issuance of common stock from warrant exercises	223,131	22	(22)	—	—
Issuance of common stock from stock option exercise	4,237	1	2,626	—	2,627
Net loss	—	—	—	(2,129,105)	(2,129,105)
Balance at September 30, 2020	26,332,122	$2,633	$94,691,151	$(96,617,199)	$(1,923,415)

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating activities
Net loss	$(6,865,590)	$(10,886,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of paycheck protection loan and accrued interest	(105,130)	—
Stock-based compensation expense	1,424,754	1,151,691
Change in operating assets and liabilities:
Accounts receivable, net	(198,855)	—
Prepaid expenses, inventory and other assets	1,055,913	261,552
Accounts payable and other current liabilities	(835,632)	(370,639)
Accrued compensation	(205,442)	(127,740)
Accrued interest expense	374,236	53,442
Milestone payable	(5,000,000)	5,000,000
Net cash used in operating activities	(10,355,746)	(4,918,503)

Financing activities
Proceeds from issuance of common stock, net	13,070,154	—
Proceeds from issuance of common stock from ATM, net	313,107	3,309,116
Proceeds from issuance of common stock from exercise of stock options	45,454	2,627
Proceeds from issuance of common stock from employee stock purchase plan	—	119,415
Proceeds from paycheck protection program	—	104,168
Proceeds from Eversana line of credit		2,000,000
Net cash provided by financing activities	13,428,715	5,535,326
Net increase in cash and cash equivalents	3,072,969	616,823
Cash and cash equivalents at beginning of period	8,068,939	5,663,833
Cash and cash equivalents at end of period	$11,141,908	$6,280,656

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$105,130	—

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of September 30, 2021, the Company had approximately $11.1 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. The Company anticipates that it will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. There can be no assurance that the Company will be able to successfully commercialize Gimoti. Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing, successfully commercialize Gimoti or identify and execute on strategic alternatives for Gimoti, the Company will be required to curtail all of its activities and may be required to liquidate, dissolve or otherwise wind down its operations.

Impact of COVID-19

Despite the COVID-19 pandemic, the Company began its commercial sales of Gimoti with Eversana in October 2020. The Company has experienced various disruptions to its sales activities, but have continued efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time the Company launched Gimoti was adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, Eversana’s sales force was restricted from conducting in-person interactions with certain physicians and customers and was restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which impacted Eversana’s ability to more actively market Gimoti.  In recent months, certain physician offices have begun to allow in-person interactions, which has helped to increase the educational and promotional activities of the sales force. Research conducted by IOVIA stated that as a result of COVID-19, fewer patients visited physician offices during the pandemic resulting in lower patient volumes than normal, and the Centers for Disease Control and Prevention reported during 2020 that over 40% of patients avoided care due to COVID-19. The Company anticipates that it and Eversana will continue to be impacted by the COVID-19 pandemic to some extent.

The COVID-19 pandemic has not significantly disrupted the operations of the Company’s third-party suppliers and manufacturers or delayed the Company’s manufacturing timelines of Gimoti, but may negatively impact the Company’s ability to successfully commercialize Gimoti and generate product sales in the future. Further, the COVID-19 pandemic and related mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on the Company’s future business and financial condition, including impairing its ability to raise capital when needed.

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

Accounts Receivable

Accounts receivable is recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at September 30, 2021 and December 31, 2020 and no bad debt expense was recorded for the nine months ended September 30, 2021.

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

Prior to FDA approval of Gimoti in June 2020, the cost of materials and expenses associated with the manufacturing of Gimoti were recorded as research and development expense. Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory. The Company’s inventory consisted of approximately $150,000 of raw materials at September 30, 2021 and December 31, 2020, and approximately $75,000 and $86,000 of finished goods at September 30, 2021 and December 31, 2020, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory when written down to net realizable value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its finished goods inventory is held at its contract manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

During the three months ended September 30, 2021, approximately $683,000 of Gimoti was sold to a third party for research purposes.

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

For the periods presented, the following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants to purchase common stock	1,679,673	1,841,879	1,679,673	1,841,879
Common stock options	5,150,333	4,273,065	5,150,333	4,273,065
Employee stock purchase plan	—	4,716	—	4,716
Total excluded securities	6,830,006	6,119,660	6,830,006	6,119,660

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company is also required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of September 30, 2021, the Company has paid Mallinckrodt approximately $14,000 in royalties on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the replacement shelf registration statement, including the base prospectus filed as part of such registration statement. During the three and nine months ended September 30, 2021, the Company sold 217,100 shares of common stock at a weighted-average price per share of $1.47 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees.

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

Stock-Based Compensation

During the nine months ended September 30, 2021 and 2020, the Company granted stock options to purchase 1,682,000 and 1,172,000 shares of the Company’s common stock, respectively. Of the options granted in 2020, 437,500 did not begin vesting until June 19, 2020, the date that FDA approved the Gimoti NDA. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Common Stock Options
Risk free interest rate	0.57% - 1.08%	0.39%-0.96%
Expected option term	5.5 - 6.0 years	5.5-6.0 years
Expected volatility of common stock	103.45% - 107.53%	99.73%-103.99%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for ESPP shares to be purchased during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee Stock Purchase Plan
Risk free interest rate	—	0.13%	0.13%	0.13% - 1.11%
Expected term	—	0.5 years	0.5 years	0.5 years
Expected volatility of common stock	—	111.98%	111.98%	69.72% - 111.98%
Expected dividend yield	—	0.0%	0.0%	0.0%

There were no employee withholdings to purchase shares during the six-month purchase period beginning March 1 and September 1, 2021.

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$7,310	$31,186	$99,510	$286,148
Selling, general and administrative	456,685	447,388	1,325,244	865,543
Total stock-based compensation expense	$463,995	$478,574	$1,424,754	$1,151,691

As of September 30, 2021, there was approximately $3.6 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.4 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of September 30, 2021, unreimbursed commercialization costs to Eversana were approximately $21.4 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings from loans and the sale of shares of our common stock on the Nasdaq Capital Market. We launched commercial sales of Gimoti in late October 2020 with Eversana and, to date, have generated modest sales.

We have incurred losses in each year since our inception. These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities, pre-commercial and commercialization activities, and other general and administrative costs associated with our operations. We expect to continue to incur operating losses until revenues from sales of Gimoti exceed our expenses, if ever. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

As of September 30, 2021, we had cash and cash equivalents of approximately $11.1 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of September 30, 2021, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations through the third quarter of 2022. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

Despite the COVID-19 pandemic, we began our commercial sales of Gimoti with Eversana in October 2020. We have experienced various disruptions to our sales activities, but have continued our efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time we launched Gimoti was adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force was restricted from conducting in-person interactions with certain physicians and customers and was restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which impacted Eversana’s ability to more actively market Gimoti.  In recent months, certain physician offices have begun to allow in-person interactions, which has helped to increase the educational and promotional activities of the sales force.  Research conducted by IOVIA stated that as a result of COVID-19, fewer patients visited physician offices during the pandemic resulting in lower patient volumes than normal, and the Centers for Disease Control and Prevention reported during 2020 that over 40% of patients avoided care due to COVID-19. We anticipate that we and Eversana will continue to be impacted by the COVID-19 pandemic to some extent.

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

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt. In addition to the payments previously made to Questcor, we may be required to make additional milestone payments totaling up to $52 million. In March 2018, we and Mallinckrodt amended the asset purchase agreement to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment on the one-year anniversary after we receive FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, we recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of September 30, 2021, we have paid Mallinckrodt approximately $14,000 in royalties on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation.

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

Sales of Gimoti Metrics

Gimoti revenues continue to increase on several metrics. Net product sales during the third quarter of 2021 were approximately $930,000 (approximately $247,000, excluding an approximately $683,000 sold to a third party for research purposes) compared to net product sales of approximately $237,000 during the second quarter of 2021. Gimoti experienced a nearly 26% growth in the number of prescriptions. Enrollments into the EvokeAssist reimbursement center have grown each month, with October 2021 having the largest number of monthly enrollments to date. Since product launch, patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) have received a refill approximately 62% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms.

In December 2020 and January 2021, we began accessing the Medicare and Medicaid systems, respectively, to allow for reimbursement submission of products for patients seeking treatment. For the quarter ended September 30, 2021, these government programs made up approximately 34% of the filled prescriptions for Gimoti. Through September 30, 2021, the patients have been mostly between the ages of 31-65. The vast majority are female and were being treated by a gastroenterologist.

The feedback from the Eversana sales organization continues to be positive with regard to physician interest. Although many target physician offices are only recently allowing face to face visits by sales team members, meetings with gastroenterology teams continue to generate positive enrollments and fills. Since product launch, it has taken an average of four to five physician calls before a physician writes their first prescription, which is lower than we initially expected and we believe congruent with the straight-forward non-oral benefit for route of delivery. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in October 2021, which indicated, among other positive trends and benefits, that 90% of target gastroenterologists compared to 79% in a prior market research study, and 86-100% of non-target gastroenterologists and primary care physicians, respectively, intend to prescribe Gimoti.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. With FDA approval of Gimoti, research and development costs have shifted to commercialization and selling costs. However, we have initiated planning, and are in discussion with FDA related to the design, for an FDA post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase/ (Decrease)
	2021	2020
Net product sales	$930,449	$—	$930,449
Research and development expenses	$81,699	$205,032	$(123,333)
Selling, general and administrative expenses	$2,635,161	$1,874,578	$760,583

Net Product Sales.  Net product sales for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 increased by approximately $930,000. During the three months ended September 30, 2021, approximately $683,000 of Gimoti was sold to a third party for research purposes. We received FDA approval of our Gimoti NDA in June 2020 and began commercial sales in October 2020, so there were no commercial sales during the three months ended September 30, 2020.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 decreased by approximately $123,000. During 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred in 2021 included approximately $62,000 related to manufacturing and approximately $19,000 for wages, taxes and employee insurance, including approximately $7,000 of stock-based compensation expense. Costs incurred during 2020 included approximately $158,000 related primarily to continued stability testing of batches of Gimoti manufactured prior to FDA approval, and approximately $36,000 for wages, taxes and employee insurance, including approximately $31,000 of stock-based compensation expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 increased by approximately $761,000. Costs incurred in 2021 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $457,000 of stock-based compensation expense, approximately $924,000 for marketing, royalties and Eversana profit sharing, and approximately $543,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred in 2020 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $447,000 of stock-based compensation expense, approximately $654,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $78,000 for marketing.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2021	2020
Net product sales	$1,257,505	$—	$1,257,505
Research and development expenses	$554,753	$6,450,979	$(5,896,226)
Selling, general and administrative expenses	$7,115,605	$4,387,284	$2,728,321

Net Product Sales.  Net product sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased by approximately $1.3 million. During the three months ended September 30, 2021, approximately $683,000 of Gimoti was sold to a third party for research purposes. We received FDA approval of our Gimoti NDA in June 2020 and began commercial sales in October 2020, so there were no commercial sales during the nine months ended September 30, 2020.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased by approximately $5.9 million. During 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred in 2021 included approximately $260,000 related to manufacturing and approximately $252,000 for wages, taxes and employee insurance, including approximately $100,000 of stock-based compensation expense. During 2020, we expensed $5 million upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. We also incurred expenses responding to requests for additional information from FDA related to our NDA and preparing for future manufacturing and commercial launch of Gimoti. In addition to the milestone expense, during the nine months ended September 30, 2020, we incurred other costs including approximately $784,000 for wages, taxes and employee insurance, including approximately $286,000 of stock-based compensation expense, and approximately $581,000 related to acquiring raw materials prior to obtaining FDA approval of Gimoti and continued testing of Gimoti batches that were manufactured prior to FDA approval.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased by approximately $2.7 million. Costs incurred in 2021 primarily included approximately $3.3 million for wages, taxes and employee insurance, including approximately $1.3 million of stock-based compensation expense, approximately $1.9 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $1.5 million for marketing, royalties and Eversana profit sharing, and approximately $118,000 for facility-related expenses.  Costs incurred in 2020 primarily included approximately $2.3 million for wages, taxes and employee insurance, including approximately $866,000 of stock-based compensation expense, approximately $1.8 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $128,000 for facility-related expenses.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the replacement shelf registration statement, including the base prospectus filed as part of such registration statement. During the nine months ended September 30, 2021, we sold 217,100 shares of common stock at a weighted-average price per share of $1.47 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2020 with respect to our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our existing cash and cash equivalents, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations through the third quarter of 2022. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

We expect to continue to incur expenses as we:

•	continue the commercial activities for Gimoti;
•	manufacture Gimoti;
•	conduct the post-marketing commitment single dose PK trial of Gimoti and any additional development activities should we seek additional indications;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2021	2020
Net cash used in operating activities	$(10,355,746)	$(4,918,503)	$5,437,243
Net cash provided by financing activities	$13,428,715	$5,535,326	$7,893,389
Net increase in cash and cash equivalents	$3,072,969	$616,823	$2,456,146

Operating Activities.  The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the nine months ended September 30, 2021 was primarily related to commercialization activities for Gimoti and the $5 million milestone payment to Mallinckrodt. The cash used in operating activities during the nine months ended September 30, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, and pre-approval and pre-commercialization activities. With the exception of the $5 million milestone payment we made to Mallinckrodt during the third quarter of 2021, we expect that cash used in operating activities will increase during the remainder of 2021 and into 2022 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the nine months ended September 30, 2021, we received net proceeds of approximately $13.1 million from the sale of 5,750,000 shares of common stock pursuant to an underwritten public offering, approximately $313,000 from the sale of 217,100 shares of common stock pursuant to the ATM Sales Agreement, and approximately $45,000 from the exercise of stock options to purchase 67,426 shares of common stock. During the nine months ended September 30, 2020, we received net proceeds of approximately $3.3 million from the sale of 1,395,855 shares of common stock pursuant to the FBR Sales Agreement, $2 million from borrowings under the Eversana Credit Facility, approximately $119,000 from the sale of 118,491 shares of common stock pursuant to our Employee Stock Purchase Plan, and approximately $104,000 from the PPP loan.

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

Off-Balance Sheet Arrangements

Through September 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2021, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

As required by SEC Rule 13a-15(b), as of September 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2021 of approximately $11.1 million, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations through the third quarter of 2022. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Gimoti;
•	the repayment of unreimbursed commercialization costs to Eversana, approximately $21.4 million as of September 30, 2021, to be payable only as net product profits are recognized;
•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•	competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely;
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
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

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. We are authorized to issue up to 50,000,000 shares of common stock. As of September 30, 2021, we had 32,656,480 shares of common stock outstanding and have reserved an aggregate of 6,477,144 shares of common stock for issuance upon exercise of options and other awards granted under our stock option plan, 1,679,673 shares of common stock for issuance upon exercise of warrants, and 344,574 shares of common stock for issuance upon purchases under our employee stock purchase plan. As a result, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.3 (4)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.4 (5)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.5 (6)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.6 (7)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7 (8)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8 (9)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.

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

Evoke Pharma, Inc.

Date: November 10, 2021	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)