Form 10-K
period 2021-12-31
Evoke Pharma Inc
filed 2022-03-08
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $43.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $1.37 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2022 was 32,917,901.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, future results of current and anticipated products and the impact of the COVID-19 pandemic, on us or on third parties on whom we rely, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

On January 21, 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti within the United States. Eversana also provided a $5 million revolving credit facility, or Eversana Credit Facility, which became available upon FDA approval of the Gimoti NDA. In June 2020 we borrowed $2 million and in December 2020 we borrowed the remaining $3 million under the Eversana Credit Facility. For additional details regarding the Eversana Agreement and the revolving credit facility, see “Business—Commercialization—Commercial Services and Loan Agreements with Eversana” below.

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering, or IPO, in September 2013, borrowings under bank loans and the sale of shares of our common stock on the Nasdaq Capital Market. We launched commercial sales of Gimoti in late October 2020 with Eversana, and, to date, have generated modest sales, which we believe is partly because the launch occurred during the COVID-19 pandemic.

We have incurred losses every year since our inception. These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities, from pre-commercialization and commercialization costs and from other general and administrative costs associated with operating our business. We expect to continue to incur operating losses until revenues from the sales of Gimoti exceed our expenses, if ever. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

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

●

Further development of Gimoti with a lower dosage strength to expand our market potential. We have initiated planning, and are in discussions with FDA related to the design for a PK trial of Gimoti, based on an FDA post-marketing commitment requirement. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments. We expect to initiate this trial during 2022.

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

Unmet Needs in Gastroparesis Treatment

Market research and physician interviews demonstrate that existing treatment options for diabetic gastroparesis are inadequate and there is a high level of interest in effective outpatient options for managing patients with gastroparesis symptoms. The market is currently served by oral metoclopramide, intravenous metoclopramide, and the oral disintegrating tablet, or ODT, formulation of metoclopramide (Metozolv® ODT), with approximately 3.0 million prescriptions in the United States per year, according to IMS Health (2015).

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

Future Clinical Trials

We have initiated planning and are in discussions with FDA related to the design for an FDA post-marketing commitment PK trial of Gimoti. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require dose adjustments. We expect to initiate this trial during 2022.

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

Under the terms of the Eversana Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. We will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of December 31, 2021, unreimbursed commercialization costs to Eversana were approximately $27.0 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended, or the Amended Eversana Agreement, to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti NDA) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; if the other party is in breach of certain regulatory compliance representations under the agreement; if we discontinue the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Amended Eversana Agreement upon a change of control of our ownership. In the event that we initiate such termination, we shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by us, or if we terminate the Eversana Agreement in certain circumstances, we have agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if we withdraw Gimoti from the market for more than 90 days.

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

The commercial strategy has focused on educating targeted healthcare professionals, or HCPs, that are predominately gastroenterologists, about the clinical benefits of Gimoti. To date, the majority of prescriptions that have been enrolled in our patient reimbursement and distribution system have come from gastroenterologists. Gimoti is also being promoted through social media and digital promotion through patient support groups and other online resources. Additionally, through Eversana, we are partnering with OptimizeRx, an electronic medical records and prescribing platform, to include Gimoti on many HCP electronic prescribing platforms. This will allow HCPs to more rapidly and easily prescribe Gimoti when deemed medically necessary and clinically appropriate for their patients by such HCPs. Additionally, when requested by a patient seeking treatment, an HCP can be directed to the EvokeAssist support process and the specialty pharmacy fulfillment center.

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

We have also begun government program access initiatives. Certain Medicare Part D plans began including Gimoti on their formularies and certain state Medicaid programs also began covering Gimoti. These access points allow physicians to prescribe Gimoti to patients covered under these government programs and for Eversana’s specialty pharmacy to seek reimbursement under those programs. Because no uniform policy of coverage and reimbursement for drugs exists among third-party payors in the U.S., coverage and reimbursement can differ significantly from payor to payor, including government healthcare programs and commercial payors.

Manufacturer Support/Co-pay Program

The EvokeAssist program offers benefits verification support, submits orders to the pharmacy, and provides co-pay assistance to eligible patients. Co-pay assistance is available to commercially insured and cash paying patients, and varies in amount based on the patient’s insurance plan. For patients with commercial insurance coverage, there is no out-of-pocket cost. For those patients where coverage is denied, patients may elect to pay $20 for Gimoti. Patients without any insurance may also pay $20. Government insured patients are not eligible for co-pay assistance due to legal restrictions. To assure that each patient receives the maximum benefit of EvokeAssist, all patients must enroll in EvokeAssist to fill their Gimoti prescription.

Market Research

During December 2021 and January 2022, Eversana conducted an ATU (Awareness, Trial, and Usage) Study, a quantitative survey to measure physician awareness, trial, and product usage, for Gimoti. Approximately 135 total physician and physician assistant/nurse practitioner responses were captured. Survey respondents were split into groups drawn from the healthcare practitioner, or HCP, community; “target” gastroenterologists currently being called on by the field sales force (n = 65), other “non-target” gastroenterologists (n = 25), physician assistants/nurse practitioners, or PAs/NPs, who are not currently targeted for messaging (n = 20), and primary care physicians, or PCPs, who are not currently targeted for messaging (n = 25). Areas of interest that were queried included initial and future potential prescribing trends, and how HCPs viewed the suitability of Gimoti in certain gastroparesis patient populations.

Key Findings:

•	Indicated an intent to prescribe Gimoti:
-	92% of target gastroenterologists; and
-	92% of non-targeted gastroenterologists;
-	80% of PCPs; and
-	89% of Pas/NPs.

Overall, 89% of all respondents indicated an intent to prescribe Gimoti.

•	Out of those target gastroenterologists indicating an intent to prescribe Gimoti, 94% indicated Gimoti would be “appropriate” to use in moderate to severe patients.
•	A majority of each of the target and non-target gastroenterologists noted they intend to prescribe Gimoti for both new and existing gastroparesis patients.
•	Sixty-one of all participating HCPs indicated that they have already written a prescription for Gimoti.
-

HCPs indicated that the primary driver for prescribing Gimoti was patients being switched to Gimoti due to lack of efficacy of current treatments followed by pill intolerance and good efficacy data for Gimoti.

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

Tradipitant is a NK-1 antagonist that has been tested in various other indications by Vanda Pharmaceuticals Inc. A Phase 3 clinical trial completed enrollment in the second half of 2021, and in January 2022 Vanda reported that the trial did not meet its primary endpoint.

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

CinRx is developing CIN-102 to treat gastroparesis. CIN-102 is a dopamine D2/D3 receptor antagonist that is a deuterated version of Domperidone. Domperidone is a product approved outside the U.S. that was in clinical trials in the U.S., but has not received FDA approval to date. A 60-person Phase 2 trial has been initiated with an estimated completion of the trial in March 2021. In January 2022, CinRx reported a cardiac safety trial was successfully completed.

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

Patent Portfolio

Our patent portfolio consists of patents and patent applications, including the following U.S. patents and patent applications as of February 28, 2022:

●

U.S. Patents 8,334,281 and 11,020,361 —Nasal Formulations of Metoclopramide. These patents are expected to expire no earlier than 2030 and have four pending Continuation applications (U.S. Non-Provisional Patent Application No. 17/100,664; 17/366,818; 17/366,829; and 17/366,839).

●	U.S. Non-Provisional Patent Application No. 17/318,464 —Treatment of Symptoms Associated with Female Gastroparesis. If granted, this patent is not expected to expire earlier than 2032.
●	U.S. Non-Provisional Patent Application No. 16/469,092 – Treatment of Moderate and Severe Gastroparesis. If granted, this patent is not expected to expire earlier than 2037.
●	U.S. Non-Provisional Patent Application No. 16/646,527 – Methods of Intranasal Metoclopramide Dosing. If granted, this patent is not expected to expire earlier than 2038.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2021, we have paid Mallinckrodt approximately $51,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

Pre-clinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of pre-clinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to FDA. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by FDA, unless FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

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

●

Phase 3: The drug is administered to a large patient population to further evaluate dosage, to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the drug and to provide adequate information for the labeling of the drug.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payment Transparency Act imposes reporting requirements on certain drug manufacturers for payments made by them to physicians (as defined by statute), non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information, as well as gifts, compensation and other remuneration to physicians.

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

Government Drug Price Reporting

Medicaid is a joint federal and state program for low‑income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we have entered into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration, or HRSA and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for our covered drugs to the VA and charge certain federal agencies no more than the

Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements

Healthcare Reform

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or ACA, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, was signed into law and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; expanded manufacturer Medicaid rebate liability to include utilization by beneficiaries enrolled in Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected; increased the number of entities eligible for discounts under the 340B program; and included a discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.”

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, an executive order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Those reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data Privacy and Security

We may also be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HIPAA mandates the reporting of certain breaches of health information to the United States Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain states govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA, among other things, creates certain data privacy obligations for covered companies and provides certain privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the European Economic Area, or EEA. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. For example, in 2016, the EU and United

States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

As of February 28, 2022, we had four full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2021 of approximately $9.1 million, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the first quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Gimoti;
•	the repayment of unreimbursed commercialization costs to Eversana, approximately $27.0 million as of December 31, 2021, to be payable only as net product profits are recognized;
•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•	competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely;
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
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

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. We are authorized to issue up to 50,000,000 shares of common stock. As of February 28, 2022, we had 32,917,901 shares of common stock outstanding and have reserved an aggregate of 7,783,403 shares of common stock for issuance upon exercise of options and other awards granted under our stock option plan, 12,000 shares of common stock for issuance upon exercise of warrants, and 444,574 shares of common stock for issuance upon purchases under our employee stock purchase plan. As a result, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations.

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

In connection with FDA’s approval of Gimoti, we committed to conduct a PK trial to characterize dose proportionality of a lower dose strength compared to the current 15 mg dose strength. We expect to initiate this trial during 2022. We do not know whether any trials will produce data on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Currently, we have no internal sales, marketing or distribution capabilities, and we may not be able to effectively market and distribute the product. Eversana manages substantially all activities related to marketing, market access, distribution, sales team, patient reimbursement, and provides related support services. To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Gimoti. Further, there can be no assurance that the capabilities of Eversana will be effective in marketing and selling Gimoti, or that their personnel will be more effective than an internally developed sales organization. In addition, Eversana may terminate our agreement under certain circumstances, including failure to make payments when due, if we are in material breach of the agreement and fail to remedy the breach following notice, if we enter into bankruptcy, or if we are excluded from participation in certain federal governmental programs or have similar actions taken against us. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminate our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.

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

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, FDA issued a guidance document in which FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, FDA may request such remote interactive evaluations where FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of February 28, 2022, we had four full-time employees and, as a result, we rely on outsourcing arrangements with third-party vendors for a significant portion of our activities, including commercial sales and marketing, data analysis, assistance with regulatory discussions, manufacturing, and the functions required of being a public company. Any failure of our third-party vendors to continue their support could adversely affect our ability to commercialize Gimoti.

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

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, or MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we have entered into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price, or AMP, for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration, or HRSA, and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price, or Non-FAMP, for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by pharmaceutical manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was signed into law. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA, among other things, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively; modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted, or injected; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; increased the number of entities eligible for discounts under the 340B program and included a discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.” Substantial provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, an executive order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, FDA and FTC have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. During 2021, we received a request for samples of Gimoti and we provided the requested samples in compliance with the requirements of the CREATES Act.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has been the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

These laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products. We expect that these healthcare reform measures that may be adopted in the future could result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our future product candidates, if approved.

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

With the approval of Gimoti by FDA in June 2020, and our commencement of sales in the United States in October 2020, we are required to comply with the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by physicians (as defined above) and their immediate family members. Manufacturers are required to report such data to the government by the 90th calendar day of each year. There are also several states with similar laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, and/or require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers.

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

We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws, consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Certain state laws also govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA went into effect on January 1, 2020. The CCPA, among other things, creates certain data privacy obligations for covered companies and provides certain privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

Similar healthcare laws and regulations exist in Europe and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, including the GDPR, which went into effect in May 2018. The GDPR applies to any company established in the EEA, as well as to those outside the EEA, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR provides that EU and EEA member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union, or EU, and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but in July 2020 the Court of Justice of the European Union, or CJEU, invalidated the Privacy Shield and imposed further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the

United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, we have been the target of a cyberattack, which resulted in the misappropriation of an immaterial amount our funds, and we may be subject to further cyberattacks seeking to misappropriate our funds or otherwise disrupt our business. Although we have implemented certain additional procedures to reduce the risk of another successful cyberattack, we cannot be sure that similar cyberattacks or failures will not occur in the future. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we do not believe that we have experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development program for Gimoti and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture Gimoti and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed, or otherwise adversely affected.

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

Third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. For example, we have received a Paragraph IV certification notice letter from Teva Pharmaceuticals, Inc., or Teva, indicating that it has submitted to FDA an abbreviated new drug application, or ANDA, seeking approval to manufacture and sell a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray prior to the expiration of certain Orange Book-listed patents protecting Gimoti. In an ANDA, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. The Teva ANDA contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. While we intend to initiate a patent infringement lawsuit against Teva, and vigorously defend and enforce our intellectual property rights protecting Gimoti, we can offer no assurance that our efforts we will be successful in which case our business may be materially and adversely affected.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021 with respect to this uncertainty. This doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing Gimoti, which we launched in October 2020.

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2021 of approximately $9.1 million, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the first quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. There is no assurance that other financing will be available on acceptable terms, or at all, when needed to allow us to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years primarily related to funding commercialization activities for Gimoti, manufacturing commercial batches of Gimoti, and conducting the post-marketing commitment PK trial of Gimoti. Our net loss for the year ended December 31, 2021, was approximately $8.5 million. As of December 31, 2021, we had an accumulated deficit of approximately $107.4 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue the commercial activities for Gimoti, including manufacturing commercial batches, conduct the post-marketing commitment PK trial and any additional development activities should we seek additional indications, maintain, expand and protect our intellectual property portfolio and continue to fund general and administrative expenses and costs of being a public company. These costs will likely result in our incurring further significant losses until net sales from Gimoti exceed such costs, if ever.

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

•	the extent to which we are required to pay milestone or other payments under our Mallinckrodt asset purchase agreement and the timing of such payments;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•	the costs necessary to fund general and administrative activities to support operations.

Some of these factors are outside of our control. We cannot provide any assurance that our existing capital will be sufficient to enable us to fund the items noted and, in any event, we may need to raise additional capital to complete such activities.

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, we currently may sell from time to time, at our option, up to an aggregate of $29.5 million of shares of our common stock through B. Riley FBR, Inc., or FBR, and H.C. Wainwright & Co., LLC, or HCW and together with FBR, the Sales Agents, pursuant to a sales agreement, or ATM Sales Agreement. Sales pursuant to the ATM Sales Agreement are registered pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on January 6, 2021. There can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

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

As of February 28, 2022, our public float was approximately $21.4 million, based on 31,929,391 shares of outstanding common stock held by non-affiliates and at a price of $0.67 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 15, 2022. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of February 28, 2022, we had the capacity to issue up to approximately $6.6 million of additional shares of common stock pursuant to the Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $91.3 million and $47.8 million, respectively, and federal and state research and development credits of approximately $2.4 million and $1.5 million, respectively, which could be limited if we experience an “ownership change.” Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

An active trading market may not be sustained. If an active trading market is not sustained, it may be difficult to sell shares of our common stock at a price that is desirable or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business. Since the commencement of trading in connection with our initial public offering in September 2013 through February 28, 2022, the sale price per share of our common stock on the Nasdaq Capital Market has ranged from a low of $0.47 to a high of $14.25.

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

As of February 28, 2022, we had 32,917,901 shares of common stock outstanding. All of these shares are freely tradable without restriction in the public market, except for 988,510 shares that are held by directors and executive officers that are subject to volume limitations under Rule 144 under the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

On December 29, 2021 we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, we were provided an initial period of 180 calendar days, or until June 27, 2022 to regain compliance. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on the Nasdaq Capital Market.

We have not regained compliance with Nasdaq listing rules as of the filing date of this Annual Report on Form 10-K.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy approximately 3,000 square feet of office space in Solana Beach, California under a lease that we entered into in December 2016. The lease was amended in September 2018, December 2019, December 2020 and February 2022 to extend the expiration date through October 2022, subject to the landlord’s option to cancel upon 30 days written notice, but no sooner than July 31, 2022. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

Item 3. Legal Proceedings

On February 25, 2022, we received a letter dated February 24, 2022, notifying us that Teva submitted to the FDA an ANDA for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. We anticipate initiating litigation against Teva over the validity and infringement of the patents covering Gimoti.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOK.”

Holders of Common Stock

As of February 28, 2022, there were 8 holders of record of our common stock.

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

Item 6. Reserved

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

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings from loans and the sale of shares of our common stock on the Nasdaq Capital Market. We launched commercial sales of Gimoti in late October 2020 with Eversana and, to date, have generated modest sales, which we believe is partly because the launch occurred during the COVID-19 pandemic.

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

As of December 31, 2021, we had cash and cash equivalents of approximately $9.1 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2021, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the first quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

Despite the COVID-19 pandemic, we began our commercial sales of Gimoti with Eversana in October 2020. We have experienced various disruptions to our sales activities, but have continued our efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time we launched Gimoti were adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force was restricted from conducting in-person interactions with certain physicians and customers and was restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which impacted Eversana’s ability to more actively market Gimoti. Research conducted by

IOVIA in 2020 stated that as a result of COVID-19, fewer patients visited physician offices which resulted in lower patient volumes than normal, and the Centers for Disease Control and Prevention reported during 2020 that over 40% of patients were avoiding care due to COVID-19. In recent months certain physician offices began to allow more frequent in-person interactions, which has increased the educational and promotional activities of the sales force. We anticipate that we and Eversana will continue to be impacted by the COVID-19 pandemic to some extent.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2021, we have paid Mallinckrodt approximately $51,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

During the year ended December 31, 2021, approximately $718,000 of Gimoti was sold to a third party for research purposes.

Liabilities for co-pay assistance are classified as accounts payable and accrued expenses in the balance sheets.

Sales of Gimoti Metrics

Gimoti prescription revenues continue to increase on several metrics. Net product sales during the fourth quarter of 2021 were approximately $361,000 compared to net product sales of approximately $930,000 (approximately $247,000, from prescriptions which excludes approximately $683,000 sold to a third party for research purposes) during the third quarter of 2021. The number of Gimoti prescriptions grew by nearly 27% during the fourth quarter of 2021 compared to the prior quarter. Further, prescriptions grew each month during the fourth quarter of 2021. Since product launch, patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) have received a refill approximately 71% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms.

In December 2020 and January 2021, we began accessing the Medicare and Medicaid systems, respectively, to allow for reimbursement submission of products for patients seeking treatment. For the year ended December 31, 2021, these government programs made up approximately 35% of the filled prescriptions for Gimoti. For the year ended December 31, 2021, the patients have been mostly between the ages of 31-65. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the Eversana sales organization continues to be positive with regard to physician interest. Although many target physician offices have only recently allowed face to face visits by sales team members, meetings with gastroenterology teams continue to generate positive enrollments and fills. Since product launch, it has taken an average of four to five physician calls before a physician writes their first prescription, which is lower than we initially expected and we believe congruent with the straight-forward non-oral benefit for route of delivery. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in December 2021, which indicated, among other positive trends and benefits, that 92% of target gastroenterologists and 89% of all respondents intend to prescribe Gimoti.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. In 2021, we initiated planning, and are in discussion with FDA related to the design, for an FDA post-marketing commitment single dose PK trial of Gimoti to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

In accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods in an amount that reflects the consideration the Company expects to receive in exchange for the goods provided. Customer control is determined upon the customer’s physical receipt of the product. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: identify the contracts with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) it satisfies a performance obligation. At contract inception, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the customer obtains control of the product.

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

We granted options to purchase 1,682,000 and 1,172,000 shares of common stock in 2021 and 2020, respectively.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2021, we had federal and California tax net operating loss carryforwards of approximately $91.3 million and $47.8 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $29.4 million do not expire and will carry forward indefinitely. As of December 31, 2021, we also had federal and California research and development tax credit carryforwards of $2.4 million and $1.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Furthermore, under the U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase/
	2021	2020	(Decrease)
Net product sales	$1,618,076	$23,020	$1,595,056
Research and development expense	$590,476	$6,554,825	$(5,964,349)
Selling general and administrative expense	$8,851,129	$6,428,832	$2,422,297

Net Product Sales.  Net product sales for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by approximately $1.6 million. During the year ended December 31, 2021, approximately $718,000 of Gimoti was sold to a third party for research purposes. We received FDA approval of our Gimoti NDA in June 2020 and began commercial sales in October 2020.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 decreased by approximately $6.0 million. During 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred in 2021 included approximately $293,000 related to manufacturing and approximately $255,000 for wages, taxes and employee insurance, including approximately $102,000 of stock-based compensation expense. During 2020, we expensed $5 million upon achieving a technology acquisition milestone related to FDA’s approval of Gimoti. We also incurred expenses responding to requests for additional information from FDA related to our NDA and preparing for future manufacturing and commercial launch of Gimoti. In addition to the milestone expense, during the year ended December 31, 2020, we incurred other costs including approximately $832,000 for wages, taxes and employee insurance, including approximately $317,000 of stock-based compensation expense, and approximately $625,000 related to acquiring raw materials prior to obtaining FDA approval of Gimoti and continued testing of Gimoti batches that were manufactured prior to FDA approval.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by approximately $2.4 million. Costs incurred in 2021 primarily included approximately $3.9 million for wages, taxes and employee insurance, including approximately $1.8 million of stock-based compensation expense, approximately $2.5 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $1.9 million for marketing, royalties and Eversana profit sharing, and $162,000 for facility-related expenses. Costs incurred in 2020 primarily included approximately $3.5 million for wages, taxes and employee insurance, including approximately $1.3 million of stock-based compensation expense, approximately $2.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $296,000 related to pre‑commercialization and commercialization activities and $173,000 for facility-related expenses.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the year ended December 31, 2021, we sold 217,100 shares of common stock at a weighted-average price per share of $1.47 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. From January 1, 2022 through February 28, 2022, we sold 261,421 shares of common stock at a weighted-average price per share of $0.67 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees.

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

As of February 28, 2022, our public float was approximately $21.4 million, based on 31,929,391 shares of outstanding common stock held by non-affiliates and at a price of $0.67 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on February 15, 2022. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of February 28, 2022, we had the capacity to issue up to approximately $6.6 million of additional shares of common stock pursuant to the ATM Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2021 with respect to our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our existing cash and cash equivalents, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the first quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

On December 29, 2021, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, we were provided an initial period of 180 calendar days, or until June 27, 2022, to regain compliance. The letter states that Nasdaq will provide written notification that we have achieved compliance with its rules if at any time before June 27, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on The Nasdaq Capital Market.

We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with Nasdaq’s minimum bid price rule by June 27, 2022.

If we do not regain compliance with Nasdaq listing rules by June 27, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.

We have not regained compliance with Nasdaq listing rules as of the filing date of this Annual Report on Form 10-K.

We expect to continue to incur expenses as we:

●	continue the commercial activities for Gimoti;
●	manufacture Gimoti;
●	conduct the post-marketing commitment single dose PK trial of Gimoti and any additional development activities should we seek additional indications;
●	maintain, expand and protect our intellectual property portfolio; and
●	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Increase/
	2021	2020	(Decrease)
Net cash used in operating activities	$(12,352,944)	$(6,630,007)	$5,722,937
Net cash provided by financing activities	$13,428,715	$9,035,113	$4,393,602
Net increase in cash and cash equivalents	$1,075,771	$2,405,106	$(1,329,335)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the year ended December 31, 2021 was primarily related to commercialization activities for Gimoti and the $5 million milestone payment to Mallinckrodt. The cash used in operating activities during the year ended December 31, 2020 was primarily related to ongoing communication with FDA related to the resubmitted NDA, pre-approval and commercialization activities and other ongoing costs of operating the business. With the exception of the $5 million milestone payment made to Mallinckrodt in 2021 that will not be required to be paid in 2022, we expect that cash used in operating activities will increase during 2022 due to commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the year ended December 31, 2021, we received net proceeds of approximately $13.1 million from the sale of 5,750,000 shares of common stock pursuant to an underwritten public offering, approximately $313,000 from the sale of 217,100 shares of common stock pursuant to the ATM Sales Agreement, and approximately $45,000 from the exercise of stock options to purchase 67,426 shares of common stock.

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
●

the progress and costs of the post-marketing commitment to conduct a single dose PK trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the costs of any additional clinical trials we may pursue to expand the indication of Gimoti;

●	our ability to obtain, maintain and enforce our patents and other intellectual property rights, and the costs incurred to do so;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
●	costs associated with any other product candidates that we may develop, in-license or acquire.

Off-Balance Sheet Arrangements

Through December 31, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, December 2019, December 2020 and February 2022, and has an amended expiration date of October 31, 2022, subject to the landlord’s option to cancel upon 30 days written notice, but no sooner than July 31, 2022. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2021, future minimum lease payments for our facility lease are approximately $124,000.

In accordance with the technology acquisition with Mallinckrodt, we are also required to make additional milestone payments totaling up to $47 million based on Gimoti’s commercial success. We will be required to pay a low single digit royalty percentage on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

As required by SEC Rule 13a-15(b), as of December 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” and “Executive Officers,” and is incorporated herein by reference.

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

(c) See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Evoke Pharma, Inc.

Solana Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evoke Pharma, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 8, 2022

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$9,144,710	$8,068,939
Accounts receivable, net	295,193	23,311
Prepaid expenses	923,746	921,762
Inventory, net	185,534	236,480
Other current assets	11,551	30,300
Total current assets	10,560,734	9,280,792
Operating lease right-of-use asset	12,428	141,705
Other assets	—	11,551
Total assets	$10,573,162	$9,434,048

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$874,028	$1,273,572
Accrued compensation	519,317	1,016,232
Operating lease liability	12,428	141,705
Paycheck protection program loan	—	104,168
Milestone payable	—	5,000,000
Total current liabilities	1,405,773	7,535,677
Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	612,295	112,994
Total long-term liabilities	5,612,295	5,112,994
Total liabilities	7,018,068	12,648,671

Commitments and contingencies (Note 3)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2021 and 2020; issued and outstanding shares — 0 at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2021 and 2020; issued and outstanding shares — 32,656,480 and 26,621,954 at December 31, 2021 and 2020, respectively	3,266	2,662
Additional paid-in capital	110,974,841	95,667,776
Accumulated deficit	(107,423,013)	(98,885,061)
Total stockholders' equity (deficit)	3,555,094	(3,214,623)
Total liabilities and stockholders' equity (deficit)	$10,573,162	$9,434,048

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2021	2020

Net product sales	$1,618,076	$23,020
Operating expenses:
Cost of goods sold	328,118	86,712
Research and development	590,476	6,554,825
Selling, general and administrative	8,851,129	6,428,832
Total operating expenses	9,769,723	13,070,369
Loss from operations	(8,151,647)	(13,047,349)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	105,130	—
Interest income	8,615	5,672
Interest expense	(500,050)	(112,994)
Total other income (expense)	(386,305)	(107,322)
Net loss	$(8,537,952)	$(13,154,671)

Net loss per share of common stock, basic and diluted	$(0.27)	$(0.52)

Weighted-average shares used to compute basic and diluted net loss per share	32,185,758	25,492,169

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	24,431,914	$2,443	$90,108,492	$(85,730,390)	$4,380,545
Stock-based compensation expense	—	—	1,628,558	—	1,628,558
Issuance of common stock from employee stock purchase plan	118,491	12	119,404	—	119,416
Issuance of common stock from warrant exercise	381,625	38	(38)	—	—
Issuance of common stock from stock option exercises	199,111	20	215,796	—	215,816
Issuance of common stock from ATM, net of costs of $73,939	1,490,813	149	3,595,564	—	3,595,713
Net loss	—	—	—	(13,154,671)	(13,154,671)
Balance at December 31, 2020	26,621,954	2,662	95,667,776	(98,885,061)	(3,214,623)
Stock-based compensation expense	—	—	1,878,954	—	1,878,954
Issuance of common stock, net of costs of $1,304,846	5,750,000	575	13,069,579	—	13,070,154
Issuance of common stock from stock option exercises	67,426	7	45,447	—	45,454
Issuance of common stock from ATM offering, net of costs of $6,421	217,100	22	313,085	—	313,107
Net loss	—	—	—	(8,537,952)	(8,537,952)
Balance at December 31, 2021	32,656,480	$3,266	$110,974,841	$(107,423,013)	$3,555,094

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(8,537,952)	$(13,154,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for obsolete inventory	30,000	—
Forgiveness of paycheck protection loan and accrued interest	(105,130)	—
Stock-based compensation expense	1,878,954	1,628,558
Change in operating assets and liabilities:
Accounts receivable, net	(271,882)	—
Prepaid expenses and other assets	157,593	(396,834)
Inventory	20,946	(236,480)
Accounts payable and other current liabilities	(527,859)	243,356
Accrued compensation	(496,915)	173,070
Accrued interest expense	499,301	112,994
Milestone payable	(5,000,000)	5,000,000
Net cash used in operating activities	(12,352,944)	(6,630,007)

Financing activities
Proceeds from issuance of common stock, net	13,070,154	—
Proceeds from issuance of common stock from ATM, net	313,107	3,595,713
Proceeds from issuance of common stock from employee stock purchase plan	—	119,416
Proceeds from issuance of common stock from stock options exercises	45,454	215,816
Proceeds from paycheck protection program	—	104,168
Proceeds from Eversana line of credit	—	5,000,000
Net cash provided by financing activities	13,428,715	9,035,113
Net increase in cash and cash equivalents	1,075,771	2,405,106
Cash and cash equivalents at beginning of period	8,068,939	5,663,833
Cash and cash equivalents at end of period	$9,144,710	$8,068,939

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$105,130	—

See accompanying notes.

Evoke Pharma, Inc.

Notes to Financial Statements

1. Organization and Basis of Presentation

Evoke Pharma, Inc. (the “Company”) was incorporated under the laws of the state of Delaware in January 2007. The Company is a specialty pharmaceutical company focused primarily on the development of drugs to treat gastroenterological disorders and disease.

Since its inception, the Company has devoted its efforts to developing its sole product, Gimoti (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. On June 19, 2020, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its 505(b)(2) New Drug Application (“NDA”) for Gimoti. The Company launched U.S. commercial sales of Gimoti in October 2020 through its commercial partner Eversana Life Science Services, LLC (“Eversana”).

The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has launched its first commercial product, including market acceptance of the product and the potential need to obtain additional funding for its operations.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. The Company ended 2021 with approximately $9.1 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Impact of COVID-19

Despite the COVID-19 pandemic, the Company began its commercial sales of Gimoti with Eversana in October 2020. The Company has experienced various disruptions to its sales activities, but have continued efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time the Company launched Gimoti were adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, Eversana’s sales force was restricted from conducting in-person interactions with certain physicians and customers and was restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which impacted Eversana’s ability to more actively market Gimoti.  In recent months, certain physician offices have begun to allow more frequent in-person interactions, which has helped to increase the educational and promotional activities of the sales force. The Company anticipates that it and Eversana will continue to be impacted by the COVID-19 pandemic to some extent.

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

Notice of Delisting

On December 29, 2021, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company was provided an initial period of 180 calendar days, or until June 27, 2022, to regain compliance. The letter states that Nasdaq will provide written notification that the Company has achieved compliance with its rules if at any time before June 27, 2022, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on The Nasdaq Capital Market.

The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by June 27, 2022.

If the Company does not regain compliance with Nasdaq listing rules by June 27, 2022, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance Nasdaq would grant the Company’s request for continued listing.

The Company has not regained compliance with Nasdaq listing rules as of the date these financial statements were issued.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at December 31, 2021 and December 31, 2020, and no bad debt expense was recorded for the years ended December 31, 2021 and December 31, 2020.

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

Prior to FDA approval of Gimoti in June 2020, the cost of materials and expenses associated with the manufacturing of Gimoti were recorded as research and development expense. Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory at that time. The Company’s inventory, consisted of approximately $150,000 of raw materials at December 31, 2021 and 2020, and approximately $35,000 and $86,000 of finished goods at December 31, 2021 and December 31, 2020, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory at December 31, 2021 was written down by $30,000 due to establishing a reserve for obsoletion. The new cost basis and its value is not to be subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $44,000 are classified as accounts payable and accrued expenses in the balance sheets.

During the year ended December 31, 2021, approximately $718,000 of Gimoti was sold to a third party for research purposes.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, costs paid to third-party contractors for product development activities and drug product materials, and technology acquisition milestones. The Company has expensed costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred prior to FDA approval received on June 19, 2020. The Company will expense the clinical, regulatory and manufacturing costs related to the post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, as well as other costs that may occur for any additional clinical trials the Company may pursue to expand the indication of Gimoti.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants to purchase common stock, options to purchase common stock under the Company’s equity incentive plans and potential shares to be purchased under the ESPP.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Warrants to purchase common stock	1,679,673	1,841,879
Common stock options	5,013,459	4,077,259
Employee stock purchase plan	—	12,242
Total excluded securities	6,693,132	5,931,380

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or Subtopic 470-20 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share, or EPS, calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We believe the adoption will modify the way we analyze financial instruments, but currently do not expect the adoption to have a material financial impact on our financial statements.

3. Commitments and Contingencies

Leases

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, December 2019, December 2020 and February 2022, and has an expiration date of October 31, 2022, subject to the landlord’s option to cancel upon 30 days written notice, but not sooner than July 31, 2022. According to ASU No. 2016-02, the Company recognized an operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and then amortizes the ROU assets over the lease term. The Company applies a discount rate to the minimum lease payments within the lease agreement to determine the value of right-of-use assets and lease liabilities. Unless the rate implicit in the lease is determinable, ASU No. 2016-02 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The Company noted that the implicit rate in the lease was not determinable and calculated its incremental borrowing rate primarily based on the Company’s assumed borrowing rate of 10% for the years ended December 31, 2021 and 2020. Upon adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded an operating lease ROU asset and liability of approximately $136,000 based on the present value of the remaining minimum lease payments. As of December 31, 2021 and 2020, the Company had an operating lease ROU asset and liability of approximately $12,000 and $142,000, respectively, based on the present value of the remaining minimum lease payments. During the years ended December 31, 2021 and 2020, changes in operating lease ROU asset and payments of the lease liability were included in prepaid expenses and other assets and accounts payable and accrued expense, respectively, on the statement of cash flows.

Rent expense for the years ended December 31, 2021 and 2020 was approximately $136,000 and $151,000, respectively. The Company also pays pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2021, the Company has future minimum lease payments under its existing facility lease of approximately $12,000 payable in 2022. The lease was amended in February 2022 resulting in approximately $112,000 future minimum lease payments under the amended facility lease in 2022.

Legal Proceedings

On February 25, 2022, the Company received a letter dated February 24, 2022, notifying us that Teva submitted to the FDA an abbreviated new drug application, or ANDA, for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. The Company anticipates initiating litigation against Teva over the validity and infringement of the patents covering Gimoti.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company is required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2021, the Company has paid Mallinckrodt approximately $51,000 for royalties on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

5. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2021 or 2020.

Common Stock

As of December 31, 2021, there were 32,656,480 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company.  To date, no dividends have been declared.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the year ended December 31, 2021, the Company sold 217,100 shares of common stock at a weighted-average price per share of $1.47 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees.

From January 1, 2022 through February 28, 2022, the Company sold 261,421 shares of common stock at a weighted-average price per share of $0.67 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees.

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

For the year ended December 31, 2020, certain holders of warrants exercised their warrants to purchase 871,682 shares of the Company’s common stock by a “cashless” exercise and received 381,625 shares of the Company’s common stock. The warrants had a weighted average exercise price of $2.77 per share. The shares were issued, and the warrants were originally sold, in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933. There were no warrants exercised in 2021, and warrants to purchase 162,206 shares of common stock expired during 2021.

At December 31, 2021 and 2020, there were warrants outstanding to purchase 1,679,673 and 1,841,879 shares of the Company’s common stock with a weighted average exercise price of $2.90 and $2.98, respectively. At December 31, 2021, the weighted average remaining contractual term of the outstanding warrants is 0.08 years. From January 1, 2022 through February 28, 2022, warrants to purchase 1,667,673 shares of common stock have expired.

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

As a result of the annual increases since the 2013 Plan originated, and the increase of stock options reserved under the restatements of the 2013 Plan approved by the Company’s stockholders through April 2018, the Company has increased the number shares reserved for issuance under the 2013 Plan by 6,115,681 shares. As of December 31, 2021, 1,463,685 options remain available for future grant under the 2013 Plan. On January 1, 2022, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 1,306,259 shares, making 2,769,944 options available for future grant under the 2013 Plan.

Options granted under the 2013 Plan have ten-year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 1,682,000 and 1,172,000 shares of common stock in 2021 and 2020, respectively. The exercise price of all options granted during the years ended December 31, 2021 and 2020 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2013 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,077,259	$1.70	8.09	$5,134,768
Granted	1,682,000	$2.42	9.13	—
Exercised	(67,426)	$0.67	7.39	$43,715
Expired/Forfeited/Exchanged	(678,374)	$2.85	6.54	$3,923
Outstanding at December 31, 2021	5,013,459	$1.80	7.85	—

Vested and expected to vest at December 31, 2021	5,024,473	$1.80	7.85	—

Exercisable at December 31, 2021	2,580,048	$1.83	7.27	—

The intrinsic values above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $0.55 and $2.58 at December 31, 2021 and 2020, respectively, and the contractual exercise price.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2021 and 2020, was $1.93 and $1.23, respectively.

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

In May 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 100,000 shares (to an aggregate of 1,250,000 shares), to increase the annual evergreen provision from 30,000 shares to 100,000 shares, and to extend the term of the ESPP into 2027. The Company increased the number shares reserved for issuance under the ESPP by 620,000 shares since the inception of the ESPP. As of December 31, 2021, 344,574 shares remain available for future issuance under the ESPP. On January 1, 2022, the Company further increased the number of shares reserved for future issuance under the ESPP by 100,000 shares, making 444,574 shares available for future issuance under the ESPP after that increase.

Payroll withholdings from the Company’s employees of approximately $119,000 resulted in the issuance of 118,491 shares of common stock through its ESPP during the year ended December 31, 2020. No shares of common stock were issued through the ESPP during 2021.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following assumptions for option grants during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk free interest rate	0.57% - 1.08%	0.39% - 0.96%
Expected option term	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	103.45% - 107.53%	99.73% - 103.99%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following assumptions for ESPP shares to be purchased during the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020
Risk free interest rate	0.13%	0.13% - 1.11%
Expected term	0.5 years	0.5 years
Expected volatility of common stock	111.98%	69.72% - 111.98%
Expected dividend yield	0.0%	0.0%

The Company recognized stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020
Research and development	$ 101,754	$316,892
Selling, general and administrative	1,777,200	1,311,666
Total stock-based compensation expense	$ 1,878,954	$1,628,558

As of December 31, 2021, there was approximately $2.9 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.32 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Stock options issued and outstanding	5,013,459	4,077,259
Authorized for future option grants	1,463,685	1,402,433
Warrants to purchase common stock	1,679,673	1,841,879
Authorized for employee stock purchase plan	344,574	244,574
Total common stock reserved for future issuance	8,501,391	7,566,145

6. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2021 and 2020, the Company adopted Safe Harbor 401(k) provisions. No contributions were required to be made to the accounts of employees for the years ended December 31, 2021 and 2020 in order to maintain the Plan’s compliance with Internal Revenue Service regulations.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. For the years ended December 31, 2021 and 2020, approximately $1.3 million and $16,000 of Eversana profit sharing costs were included as sales, general and administrative costs, respectively. As of December 31, 2021, unreimbursed commercialization costs to Eversana were approximately $27.0 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended (the “Amended Eversana Agreement”) to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms.  This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs

 Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Amended Eversana Agreement upon a change of control of the Company’s ownership. In the event that the Company initiates such termination, the Company shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed cost plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheet at December 31, 2021. The Company has an uncertain tax position (“UTP”) of approximately $2.0 million related to California net operating losses at December 31, 2021. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities.

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(%)	(%)
Federal statutory rate	21	21
Change in valuation allowance	5	(3)
Research and development credits	—	(1)
Removal of net operating losses and other credits	(25)	(11)
Impact of state tax rate change	—	(2)
Stock compensation and other permanent items	(1)	(4)
Effective income tax rate	—	—

Pursuant to Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has excluded the deferred tax assets for net operating losses of approximately $22.5 million and a research and development credit of approximately $3.6 million generated through December 31, 2021 from its deferred tax asset. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Acquired technology	$543,000	$1,089,000
Stock compensation expense	1,413,000	1,139,000
Lease liability	3,000	59,000
Accruals and other	110,000	214,000
Total deferred tax assets	2,069,000	2,501,000
Deferred tax liabilities:
Right of use asset	(3,000)	(59,000)
Total deferred tax liabilities	(3,000)	(59,000)
Less valuation allowance	(2,066,000)	(2,442,000)
Net deferred tax assets (liabilities)	$—	$—

At December 31, 2021, the Company corrected the balance of deferred tax assets at December 31, 2020 relating to stock compensation expense as well as the valuation allowance related to those assets by an equal and offsetting amount. The deferred tax assets and valuation allowance as of December 31, 2020 has been increased in the table above by $444,000 due to the impact of the misclassification of stock option type for tax purposes. The Company carries a full valuation allowance against these deferred tax assets, therefore, the adjustments had no effect on the balance sheets, statements of operations and cash flows for the periods presented.

At December 31, 2021, the Company has federal and California net operating loss carryforwards of approximately $91.3 million and $47.8 million, respectively. The federal and California net operating loss carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $29.4 million do not expire and will carry forward indefinitely. At December 31, 2021, the Company also has federal and California research tax credit carryforwards of approximately $2.4 million and $1.5 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely. Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of the Company’s taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

The CARES Act, among other things, permits net operating loss carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. The CARES Act did not have a material impact on the Company’s financial results for the year ended December 31, 2021.

California Assembly Bill 85 (“AB 85”), which intends to close a gap in the budget created by the COVID-19 pandemic, was signed into law on June 29, 2020. AB 85 disallows California net operating losses for any taxable year beginning on or after January 1, 2020 and before January 1, 2023 for any corporation with a net business or modified adjusted gross income of more than $1 million for the taxable year. This bill also limits any business credit to offset a maximum of $5 million of California tax, including the California research credit. The Company has a taxable loss for the year ended December 31, 2021, and therefore is not affected by the limitation.

There were no changes to unrecognized tax benefits in 2021 and 2020. As such, the balance of unrecognized tax benefits (excluding interest and penalties) was approximately $2.0 million at December 31, 2021 and 2020. The Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense when incurred. To date, since no benefit has been taken related to the UTP, there has been no interest and penalties recognized.

Due to the full valuation allowance that the Company has on the deferred tax assets, there are no unrecognized tax benefits that would impact the effective tax rate, if recognized.

9. Subsequent Events

For the purposes of the financial statements as of December 31, 2021 and the year then ended, the Company has evaluated subsequent events through the date the audited annual financial statements were issued. The Company has concluded that no subsequent event has occurred that required disclosure in the financial statements other than what has been disclosed.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Amended and Restated Bylaws of the Company

4.1(3)	Form of the Company’s Common Stock Certificate

4.2(4)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.3(10)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated July 25, 2016

4.4(11)	Form of Warrant issued by the Company to certain investors under the Securities Purchase Agreement between the Company and such investors dated August 3, 2016

4.5(13)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.6(18)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.7(19)	Form of Amendment to Common Stock Purchase Warrant, amending certain of the warrants dated July 25, 2016 and August 3, 2016

4.8(23)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)#	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(1)#	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.4(6)#	2013 Employee Stock Purchase Plan restated effective May 3, 2017

10.5(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.6(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.7(7)†	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.8(8)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.9(9)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 28, 2016

10.10(10)	Form of Securities Purchase Agreement dated as of July 20, 2016 by and between the Company and certain investors party thereto

10.11(10)	Engagement Letter dated as of July 19, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.12(11)	Form of Securities Purchase Agreement dated as of July 29, 2016 by and between the Company and certain investors party thereto

10.13(11)	Engagement Letter dated as of July 29, 2016 by and between the Company and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC

10.14(14)	Standard Office Lease, dated as of December 19, 2016, between the Company and SB Corporate Centre III-IV, LLC

Exhibit Number	Description of Exhibit

10.15(14)#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio

10.16(14)#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson

10.17(16)†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited

10.18(22)	At Market Issuance Sales Agreement, dated as of April 15, 2016, between the Company and B. Riley FBR, Inc. (as successor by merger to FBR Capital Markets & Co.)

10.19(15)	Amendment No. 1 to At Market Issuance Sales Agreement, effective as of November 14, 2017, between the Company and B. Riley FBR, Inc.

10.20(12)†	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.

10.21(20)	Amendment to Asset Purchase Agreement entered into by and between the Company and Mallinckrodt ARD Inc. dated March 21, 2018

10.22(17)	2013 Equity Incentive Award Plan, as amended and restated, effective February 7, 2018

10.23(21)	First Amendment to Standard Office Lease dated September 27, 2018 between the Company and SB Corporate Centre III-IV, LLC.

10.24(21)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective February 6, 2019

10.25(23)	Second Amendment to Standard Office Lease dated December 6, 2019 between the Company and SB Corporate Centre III IV, LLC

10.26(24)†	Commercial Services Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC

10.27(24)†	Loan Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC

10.28(24)#	Non-Employee Director Compensation Policy, as Amended and Restated, Effective February 28, 2020

10.29(25)†	3PL Agreement between the Company and Eversana Life Science Services, LLC dated August 27, 2020

10.30(26)	At Market Issuance Sales Agreement, dated as of December 22, 2020, between the Company, B. Riley Securities and H.C. Wainwright & Co., LLC.

10.31(27)	Third Amendment to Standard Office Lease dated December 15, 2020 between the Company and SB Corporate Centre III-IV, LLC.

10.32(27)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective January 27, 2021

10.33#	Non-Employee Director Compensation Policy, as Amended and Restated Effective February 2, 2022

10.34	Fourth Amendment to Standard Office Lease dated February 3, 2022 between the Company and SB Corporate Centre III-IV, LLC.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.PRE	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(3)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 22, 2017.
(7)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2013.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2016.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2016.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.
(15)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on November 14, 2017.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018.
(17)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2018.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2018.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on December 22, 2020.

(27)    Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Management contract or compensatory plan or arrangement.
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

EVOKE PHARMA, INC.

Date: March 8, 2022	By:	/s/ David A. Gonyer, R.Ph.
David A. Gonyer, R.Ph.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer, R.Ph	President, Chief Executive Officer and Director (principal executive officer)	March 8, 2022
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	Executive Vice President, Chief Business Officer, Treasurer	March 8, 2022
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 8, 2022
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 8, 2022
Todd C. Brady, M.D., Ph.D.

/s/ Malcolm R. Hill, Pharm. D.	Director	March 8, 2022
Malcolm R. Hill, Pharm. D.

/s/ Vickie W. Reed	Director	March 8, 2022
Vickie W. Reed

/s/ Kenneth J. Widder, M.D.	Director	March 8, 2022
Kenneth J. Widder, M.D.