Form 10-Q
period 2022-03-31
Evoke Pharma Inc
filed 2022-05-10
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 40,116,877 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,701,201	$9,144,710
Accounts receivable, net	418,910	295,193
Prepaid expenses	615,832	923,746
Inventory, net	278,776	185,534
Other current assets	11,551	11,551
Total current assets	9,026,270	10,560,734
Operating lease right-of-use asset	—	12,428
Total assets	$9,026,270	$10,573,162

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$944,478	$874,028
Accrued compensation	412,198	519,317
Operating lease liability	—	12,428
Total current liabilities	1,356,676	1,405,773
Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	735,583	612,295
Total long-term liabilities	5,735,583	5,612,295
Total liabilities	7,092,259	7,018,068

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares — 32,917,901 and 32,656,480 at March 31, 2022 and December 31, 2021, respectively	3,292	3,266
Additional paid-in capital	111,527,397	110,974,841
Accumulated deficit	(109,596,678)	(107,423,013)
Total stockholders' equity	1,934,011	3,555,094
Total liabilities and stockholders' equity	$9,026,270	$10,573,162

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net product sales	$418,380	$90,421
Operating expenses:
Cost of goods sold	22,760	64,751
Research and development	41,717	277,825
Selling, general and administrative	2,405,075	2,338,295
Total operating expenses	2,469,552	2,680,871
Loss from operations	(2,051,172)	(2,590,450)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	—	105,130
Interest income	795	3,164
Interest expense	(123,288)	(123,339)
Total other income (expense)	(122,493)	(15,045)
Net loss	$(2,173,665)	$(2,605,495)

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.08)

Weighted-average shares used to compute basic and diluted net loss per share	32,777,294	31,158,065

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	32,656,480	$3,266	$110,974,841	$(107,423,013)	$3,555,094
Stock-based compensation expense	—	—	381,061	—	381,061
Issuance of common stock, net of costs of $3,548	261,421	26	171,495	—	171,521
Net loss	—	—	—	(2,173,665)	(2,173,665)
Balance at March 31, 2022	32,917,901	$3,292	$111,527,397	$(109,596,678)	$1,934,011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	26,621,954	$2,662	$95,667,776	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	561,348	—	561,348
Issuance of common stock, net of costs of $1,304,846	5,750,000	575	13,069,579	—	13,070,154
Net loss	—	—	—	(2,605,495)	(2,605,495)
Balance at March 31, 2021	32,371,954	$3,237	$109,298,703	$(101,490,556)	$7,811,384

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating activities
Net loss	$(2,173,665)	$(2,605,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of paycheck protection loan and accrued interest	—	(105,130)
Stock-based compensation expense	381,061	561,348
Change in operating assets and liabilities:
Accounts receivable, net	(123,717)	(104,484)
Prepaid expenses, inventory and other assets	227,100	359,617
Accounts payable and other current liabilities	58,022	(603,164)
Accrued compensation	(107,119)	(587,438)
Accrued interest expense	123,288	122,589
Deferred rent expense	—	9,038
Net cash used in operating activities	(1,615,030)	(2,953,119)

Financing activities
Proceeds from issuance of common stock, net	—	13,070,154
Proceeds from issuance of common stock from ATM, net	171,521	—
Net cash provided by financing activities	171,521	13,070,154
Net increase (decrease) in cash and cash equivalents	(1,443,509)	10,117,035
Cash and cash equivalents at beginning of period	9,144,710	8,068,939
Cash and cash equivalents at end of period	$7,701,201	$18,185,974

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$—	$105,130

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

Since its inception, the Company has devoted its efforts to developing its sole product, Gimoti® (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. On June 19, 2020, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for its 505(b)(2) New Drug Application (“NDA”) for Gimoti. The Company launched U.S. commercial sales of Gimoti in October 2020 through its commercial partner Eversana Life Science Services, LLC (“Eversana”).

The Company’s activities are subject to the significant risks and uncertainties associated with any specialty pharmaceutical company that has launched its first commercial product, including market acceptance of the product and the potential need to obtain additional funding for its operations.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of March 31, 2022, the Company had approximately $7.7 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Impact of COVID-19

The Company began its commercial sales of Gimoti with Eversana in October 2020. Due to the COVID-19 pandemic, the Company experienced disruptions to its sales activities, including its efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time the Company launched Gimoti were adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, Eversana’s sales force was restricted from conducting in-person interactions with certain physicians and customers and was restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which impacted Eversana’s ability to more actively market Gimoti. Starting in the fourth quarter of 2021, certain physician offices began to allow more frequent in-person interactions, which has helped to increase the educational and promotional activities of the sales force. The Company anticipates that it and Eversana will continue to be impacted by the COVID-19 pandemic to some extent.

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

In April 2022, the Company’s stockholders granted the board of directors the authority to effect a reverse stock split of the Company’s outstanding common stock. The Company intends to effect a 1-for-12 reverse stock split of the shares of the Company’s common stock in order to regain compliance with Nasdaq’s minimum bid price rule by June 27, 2022. The reverse stock split will be effective as of the opening of trading on The Nasdaq Capital Market on May 23, 2022.

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

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2021, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at March 31, 2022 and December 31, 2021 and no bad debt expense was recorded for the three months ended March 31, 2022 and 2021.

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

Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory at that time. The Company’s inventory consisted of approximately $150,000 of raw materials at March 31, 2022 and December 31, 2021, approximately $102,000 and $0 of work-in-process inventory at March 31, 2022 and December 31, 2021, and approximately $26,000 and $35,000 of finished goods inventory at March 31, 2022 and December 31, 2021, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory at December 31, 2021 was written down by $30,000 due to establishing a reserve for obsoletion. The new cost basis and its value is not to be subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $99,000 and $44,000 at March 31, 2022 and December 31, 2021, respectively, are classified as accounts payable and accrued expenses in the balance sheets.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common stock equivalents are comprised of warrants to purchase common stock, and options to purchase common stock under the Company’s equity incentive plan.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the three months ended March 31, 2022 and 2021:
	Three Months Ended March 31,
	2022	2021
Warrants to purchase common stock	12,000	1,841,879
Common stock options	5,413,466	5,392,259
Total excluded securities	5,425,466	7,234,138

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. The Company expects to adopt the standard on its effective date in the first quarter of 2023. The Company also believes the adoption will modify the way we analyze financial instruments, but currently do not expect the adoption to have a material financial impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or Subtopic 470-20 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share, or EPS, calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company’s early adoption of this accounting standard on January 1, 2022 did not have a material impact on the Company’s financial statements and related disclosures.

3. Commitments and Contingencies

Leases

The Company’s current operating lease for office space in Solana Beach, California was extended in February 2022 and has an expiration date of October 31, 2022, subject to the landlord’s option to cancel upon 30 days written notice, but not sooner than July 31, 2022.

As of March 31, 2022, the Company has future minimum lease payments under its existing facility lease of approximately $87,000 payable in 2022.

Legal Proceedings

On February 25, 2022, the Company received a letter notifying us that Teva Pharmaceuticals, Inc. (“Teva”) submitted to FDA an abbreviated new drug application, or ANDA, for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In April 2022, the Company initiated litigation in the United States District Court for the District of New Jersey against Teva over the validity and infringement of the patents covering Gimoti. The Company has not recorded any loss in connection with this matter because it believes that a loss is neither probable nor estimable at this time.

4. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an asset purchase agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with the Company to Mallinckrodt. In addition to the payments previously made to Questcor, the Company may also be required to make additional milestone payments totaling up to $52 million. In March 2018, the Company and Mallinckrodt amended the asset purchase agreement to defer development and approval milestone payments, such that, rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, the Company would be required to make a single $5 million payment on the one-year anniversary after the Company receives FDA approval to market Gimoti. At the time of the Gimoti NDA approval, the Company recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company is required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of March 31, 2022, the Company has paid Mallinckrodt approximately $66,000 in royalties on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the third quarter of 2021, the Company sold 217,100 shares of common stock at a weighted-average price per share of $1.47 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. During the three months ended March 31, 2022, the Company sold 261,421 shares of common stock at a weighted-average price per share of $0.67 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees. From April 1, 2022 through May 6, 2022, the Company sold 7,198,976 shares of common stock at a weighted-average price per share of $1.01 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.1 million, net of commissions and fees. As of the date of this Quarterly Report on Form 10-Q, the Company believes it is in compliance with Nasdaq’s minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b) as a result of the proceeds from the ATM program subsequent to March 31, 2022.

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

During 2021, there were no warrants exercised and warrants to purchase 162,206 shares of common stock expired. During the three months ended March 31, 2022, there were no warrants exercised and warrants to purchase 1,667,673 shares of common stock expired. At March 31, 2022 and December 31, 2021, there were warrants outstanding to purchase 12,000 and 1,679,673 shares of the Company’s common stock with a weighted average exercise price of $7.50 and $2.90, respectively.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the three months ended March 31, 2022 and 2021, the Company granted stock options to purchase 450,000 and 1,315,000 shares of the Company’s common stock, respectively.   The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions for option grants during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Common Stock Options
Risk free interest rate	1.67%	0.57%
Expected option term	6.0 years	6.0 years
Expected volatility of common stock	105.86%	103.45%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following assumptions for ESPP shares to be purchased during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Employee Stock Purchase Plan
Risk free interest rate	—	0.13%
Expected term	—	0.50 years
Expected volatility of common stock	—	111.98
Expected dividend yield	—	0.0%

There were no employee withholdings to purchase shares during the six-month purchase period beginning September 1, 2021 and March 1, 2022.

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$1,856	$68,380
Selling, general and administrative	379,205	492,968
Total stock-based compensation expense	$381,061	$561,348

As of March 31, 2022, there was approximately $2.7 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.3 years.

6. Commercial Services and Loan Agreements with Eversana

In January 2020, the Company entered into a commercial services agreement (the “Eversana Agreement”) with Eversana for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States.

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. For the three months ended March 31, 2022 and 2021, approximately $347,000 and $76,000 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of March 31, 2022, unreimbursed commercialization costs to Eversana were approximately $32.7 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended (the “Amended Eversana Agreement”) to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms.  This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

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

In connection with the Eversana Agreement, the Company and Eversana have entered into the Eversana Credit Facility, pursuant to which Eversana has agreed to provide a revolving Credit Facility of up to $5 million to the Company upon FDA approval of the Gimoti NDA under certain customary conditions. The Eversana Credit Facility terminates on June 25, 2025, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than the Company’s intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in the Company’s intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020 the Company borrowed $5 million under the Eversana Credit Facility.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 8, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We are a specialty pharmaceutical company focused primarily on the development and commercialization of drugs to treat gastrointestinal, or GI, disorders and diseases. Since our inception, we have devoted our efforts to developing our sole product, Gimoti (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. In June 2020, we received approval from the U.S. Food and Drug Administration, or FDA, for our 505(b)(2) New Drug Application, or NDA, for Gimoti. We launched commercial sales of Gimoti in the United States in October 2020 through our commercial partner Eversana.

Diabetic gastroparesis is a GI disorder affecting millions of patients worldwide, in which food in an individual’s stomach takes too long to empty resulting in a variety of serious GI symptoms and systemic metabolic complications. The gastric delay caused by gastroparesis can compromise absorption of orally administered medications.

In January 2020, we entered into an agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020 we borrowed $5 million under the Eversana Credit Facility. On February 1, 2022, the Eversana Agreement was amended (the “Amended Eversana Agreement”) to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms.  This amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

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

As of March 31, 2022, we had cash and cash equivalents of approximately $7.7 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of March 31, 2022, the net proceeds from the sale of common stock through the ATM Sales Agreement during April 2022, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

We began our commercial sales of Gimoti with Eversana in October 2020. Due to the COVID-19 pandemic, we have experienced disruptions to our sales activities, including our efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time we launched Gimoti were adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force was restricted from conducting in-person interactions with certain physicians and customers and was restricted to conducting Gimoti educational and promotional activities virtually in certain circumstances, which impacted Eversana’s ability to more actively market Gimoti. Starting in the fourth quarter of 2021, certain physician offices began to allow more frequent in-person interactions, which has increased the educational and promotional activities of the sales force. We anticipate that we and Eversana will continue to be impacted by the COVID-19 pandemic to some extent.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of March 31, 2022, we have paid Mallinckrodt approximately $66,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

Sales of Gimoti Metrics

Gimoti prescription revenues continue to increase on several metrics. Net product sales during the first quarter of 2022 were approximately $418,000 compared to net product sales of approximately $361,000 during the fourth quarter of 2021. Gimoti experienced a 39% growth in the number of prescriptions filled. The percentage of prescriptions increased with the start of a pilot program with vitaCare Prescription Services, or vitaCare, that began in February 2022 and is expected to continue once the pilot program is completed.  vitaCare is a technology and services platform that helps patients navigate key access and adherence barriers for brand medications.  Specifically, vitaCare helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors.  The platform also offers a seamless path for filling a prescription.  During March 2022, GoodRx entered into a definitive agreement to acquire vitaCare.

Enrollments into the EvokeAssist reimbursement center have also grown each month, with March 2022 having the largest number of monthly enrollments to date. Patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 71% of the time during the three months ended March 31, 2022. We believe some patients choose not to refill their prescriptions due to remission of symptoms.

The EvokeAssist team has been able to access the Medicare and Medicaid systems, respectively, to allow for reimbursement submission of products for patients seeking treatment. For the quarter ended March 31,2022, these government programs made up approximately 51% of the filled prescriptions for Gimoti. Through March 31, 2022, the patients have been mostly between the ages of 31-65. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the Eversana sales organization continues to be positive with regard to physician interest. Although many target physician offices have only been allowing face to face visits by sales team members, meetings with gastroenterology teams continue to generate positive enrollments and fills. Since product launch, it has taken an average of four to five physician calls before a physician writes their first prescription, which is lower than we initially expected and we believe congruent with the straight-forward non-oral benefit for route of delivery. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in December 2021, which indicated, among other positive trends and benefits, that 92% of target gastroenterologists compared to 79% in a prior market research study, and 86-100% of non-target gastroenterologists and 89% of all respondents intend to prescribe Gimoti.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. In 2021, we initiated planning, and are in discussion with FDA related to the design, for an FDA post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)
Net product sales	$418,380	$90,421	$327,959
Research and development expenses	$41,717	$277,825	$(236,108)
Selling, general and administrative expenses	$2,405,075	$2,338,295	$66,780

Net Product Sales.  Net product sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased by approximately $328,000. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force during the three months ended March 31, 2022.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased by approximately $236,000. During 2022 and 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020.

Costs incurred in 2022 included approximately $35,000 related to stability testing and approximately $7,000 for wages, taxes and employee insurance, including approximately $2,000 of stock-based compensation expense. Costs incurred in 2021 included approximately $168,000 for wages, taxes and employee insurance, including approximately $68,000 of stock-based compensation expense, and approximately $77,000 related to manufacturing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased by approximately $67,000. Costs incurred in 2022 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $379,000 of stock-based compensation expense, approximately $672,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $565,000 for marketing, royalties and Eversana profit sharing. Costs incurred in 2021 primarily included approximately $1.2 million for wages, taxes and employee insurance, including approximately $493,000 of stock-based compensation expense, approximately $749,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $213,000 for marketing, royalties and Eversana profit sharing.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During 2021, we sold 217,100 shares of common stock at a weighted-average price per share of $1.47 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. From January 1, 2022 through May 6, 2022, we sold 7,460,397 shares of common stock at a weighted-average price per share of $1.00 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees. As of the date of this Quarterly Report on Form 10-Q, we believe we are in compliance with Nasdaq’s minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b) as a result of the proceeds from the ATM Sales Agreement subsequent to March 31, 2022.

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

At the time we filed our Annual Report on Form 10-K on March 8, 2022, our public float was less than $75 million. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of May 6, 2022, we had the capacity to issue up to approximately $3.5 million of additional shares of common stock pursuant to the ATM Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

In connection with the Eversana Agreement, we entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving credit facility of up to $5 million to us upon FDA approval of the Gimoti NDA, as well as certain other customary conditions. The Eversana Credit Facility terminates on June 19, 2025, unless terminated earlier pursuant to its terms. The Eversana

Credit Facility is secured by all of our personal property other than our intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020 we borrowed $5 million from the Eversana Credit Facility.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports by our independent registered accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2022 of approximately $7.7 million, the net proceeds of approximately $7.1 million from the sale of common stock through the ATM Sales Agreement from April 1, 2022 through May 6, 2022, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

In April 2022, our stockholders granted the board of directors the authority to effect a reverse stock split of our outstanding common stock. We intend to effect a 1-for-12 reverse stock split of the shares of our common stock in order to regain compliance with Nasdaq’s minimum bid price rule by June 27, 2022.  The reverse stock split will be effective as of the opening of trading on The Nasdaq Capital Market on May 23, 2022.

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

We have not regained compliance with Nasdaq listing rules as of the filing date of this Quarterly Report on Form 10-Q.

We expect to continue to incur expenses as we:

•	continue the commercial activities for Gimoti;
•	manufacture Gimoti;
•	conduct the post-marketing commitment single dose PK clinical trial of Gimoti and any additional development activities should we seek additional indications;
•	maintain, expand and protect our intellectual property portfolio; and

•	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)
Net cash used in operating activities	$(1,615,030)	$(2,953,119)	$(1,338,089)
Net cash provided by financing activities	$171,521	$13,070,154	$(12,898,633)
Net increase (decrease) in cash and cash equivalents	$(1,443,509)	$10,117,035	$(11,560,544)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the three months ended March 31, 2022 and 2021 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities will increase during the remainder of 2022 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the three months ended March 31, 2022, we received net proceeds of approximately $172,000 from the sale of 261,421 shares of common stock pursuant to the ATM Sales Agreement. During the three months ended March 31, 2021 we received net proceeds of approximately $13.1 million from the sale of 5,750,000 shares of common stock pursuant to an underwritten public offering.

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

Off-Balance Sheet Arrangements

Through March 31, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

As required by SEC Rule 13a-15(b), as of March 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 25, 2022, we received a letter notifying us that Teva submitted to FDA an abbreviated new drug application, or ANDA, for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In April 2022, we initiated litigation in the United States District Court for the District of New Jersey against Teva over the validity and infringement of the patents covering Gimoti.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 8, 2022 other than as follows:

We may require substantial additional funding and may be unable to raise capital when needed, which would force us to liquidate, dissolve or otherwise wind down our operations.

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2022 of approximately $7.7 million, the net proceeds of approximately $7.1 million from the sale of common stock through the ATM Sales Agreement from April 1, 2022 through May 6, 2022, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Gimoti;
•	the repayment of unreimbursed commercialization costs to Eversana, approximately $32.7 million as of March 31, 2022, to be payable only as net product profits are recognized;
•	the costs of commercialization activities, including costs associated with commercial manufacturing;

•	competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely;
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
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

We are authorized to issue up to 50,000,000 shares of common stock. As of March 31, 2022, we had 32,917,901 shares of common stock outstanding and have reserved an aggregate of 5,413,466 shares of common stock for issuance upon exercise of options and other awards granted under our stock option plan, 12,000 shares of common stock for issuance upon exercise of warrants, and 444,574 shares of common stock for issuance upon purchases under our employee stock purchase plan. As a result, we have a limited number of remaining unreserved and authorized shares available for issuance, which could impact our ability to raise additional funds in the future. If adequate funds are not available to us, we may not be able to make scheduled debt payments on a timely basis, or at all, and may be required to delay, limit, reduce or cease our operations. We intend to effect a 1-for-12 reverse stock split of the shares of our common stock. Following the reverse stock split, we will have 3,343,073 shares outstanding (as adjusted for the effect of the reverse stock split) based on 40,116,877 shares of common stock outstanding as of May 6, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

4.2 (3)	Warrant dated June 1, 2012 issued by the Company to Silicon Valley Bank

4.3 (4)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	Amendment No. 1 to the Commercial Services Agreement, dated as of February 1, 2022, between the Company and Eversana Life Sciences Services, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
†	Certain portions of this exhibit have been omitted and are subject to confidential treatment.

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

Evoke Pharma, Inc.

Date: May 10, 2022	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)