Form 10-Q
period 2022-06-30
Evoke Pharma Inc
filed 2022-08-10
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 3,343,070 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,450,949	$9,144,710
Accounts receivable, net	365,643	295,193
Prepaid expenses	307,919	923,746
Inventory, net	268,334	185,534
Other current assets	11,551	11,551
Total current assets	14,404,396	10,560,734
Operating lease right-of-use asset	—	12,428
Total assets	$14,404,396	$10,573,162

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$824,481	$874,028
Accrued compensation	528,665	519,317
Operating lease liability	—	12,428
Total current liabilities	1,353,146	1,405,773
Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	860,240	612,295
Total long-term liabilities	5,860,240	5,612,295
Total liabilities	7,213,386	7,018,068

Commitments and contingencies (Note 3)

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares — 50,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares — 3,343,070 and 2,721,373 at June 30, 2022 and December 31, 2021, respectively	334	272
Additional paid-in capital	119,020,734	110,977,835
Accumulated deficit	(111,830,058)	(107,423,013)
Total stockholders' equity	7,191,010	3,555,094
Total liabilities and stockholders' equity	$14,404,396	$10,573,162

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net product sales	$461,795	$236,635	$880,175	$327,056
Operating expenses:
Cost of goods sold	67,774	68,253	90,535	133,004
Research and development	191,478	195,229	233,194	473,054
Selling, general and administrative	2,315,175	2,142,149	4,720,251	4,480,443
Total operating expenses	2,574,427	2,405,631	5,043,980	5,086,501
Loss from operations	(2,112,632)	(2,168,996)	(4,163,805)	(4,759,445)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	—	—	—	105,130
Interest income	3,910	3,011	4,705	6,174
Interest expense	(124,658)	(124,658)	(247,945)	(247,997)
Total other income (expense)	(120,748)	(121,647)	(243,240)	(136,693)
Net loss	$(2,233,380)	$(2,290,643)	$(4,407,045)	$(4,896,138)

Net loss per share of common stock, basic and diluted	$(0.71)	$(0.85)	$(1.50)	$(1.85)

Weighted-average shares used to compute basic and diluted net loss per share	3,156,925	2,698,833	2,944,183	2,647,669

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	2,721,373	$272	$110,977,835	$(107,423,013)	$3,555,094
Stock-based compensation expense	—	—	381,061	—	381,061
Issuance of common stock, net of costs of $3,548	21,783	2	171,519	—	171,521
Net loss	—	—	—	(2,173,665)	(2,173,665)
Balance at March 31, 2022	2,743,156	274	111,530,415	(109,596,678)	1,934,011
Stock-based compensation expense	—	—	366,924	—	366,924
Issuance of common stock net of costs of $145,445	599,914	60	7,123,395	—	7,123,455
Net loss	—	—	—	(2,233,380)	(2,233,380)
Balance at June 30, 2022	3,343,070	$334	$119,020,734	$(111,830,058)	$7,191,010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	2,218,496	$222	$95,670,216	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	561,348	—	561,348
Issuance of common stock, net of costs of $1,304,846	479,166	48	13,070,106	—	13,070,154
Net loss	—	—	—	(2,605,495)	(2,605,495)
Balance at March 31, 2021	2,697,662	270	109,301,670	(101,490,556)	7,811,384
Stock-based compensation expense	—	—	399,411	—	399,411
Issuance of common stock from stock option exercises	5,618	1	45,453	—	45,454
Net loss	—	—	—	(2,290,643)	(2,290,643)
Balance at June 30, 2021	2,703,280	$271	$109,746,534	$(103,781,199)	$5,965,606

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Operating activities
Net loss	$(4,407,045)	$(4,896,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of paycheck protection loan and accrued interest	—	(105,130)
Stock-based compensation expense	747,985	960,759
Change in operating assets and liabilities:
Accounts receivable, net	(70,450)	(175,100)
Prepaid expenses, inventory and other assets	545,455	703,867
Accounts payable and other current liabilities	(61,975)	(805,318)
Accrued compensation	9,348	(394,756)
Accrued interest expense	247,945	248,208
Net cash used in operating activities	(2,988,737)	(4,463,608)

Financing activities
Proceeds from issuance of common stock	7,443,969	14,375,000
Payment of common stock offering costs	(148,993)	(1,304,846)
Proceeds from issuance of common stock from exercise of stock options	—	45,454
Net cash provided by financing activities	7,294,976	13,115,608
Net increase in cash and cash equivalents	4,306,239	8,652,000
Cash and cash equivalents at beginning of period	9,144,710	8,068,939
Cash and cash equivalents at end of period	$13,450,949	$16,720,939

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$—	$105,130

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of June 30, 2022, the Company had approximately $13.5 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Notice of Delisting and Reverse Stock Split

On December 29, 2021, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company was provided an initial period of 180 calendar days, or until June 27, 2022, to regain compliance. The letter stated that Nasdaq will provide written notification that the Company has achieved compliance with its rules if at any time before June 27, 2022 the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of the Company’s common stock and the common stock continued to trade on The Nasdaq Capital Market.

On April 27, 2022, the Company’s stockholders granted the board of directors the authority to effect a reverse stock split of the Company’s outstanding common stock. On May 23, 2022 the Company effected a 1-for-12 reverse stock split of the shares of the Company’s common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common stock, warrants to purchase common stock, and options to purchase common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

On June 7, 2022, the Company received notice from Nasdaq stating that the closing price of the Company’s common stock had been at $1.00 per share or greater for the prior ten consecutive business days and that the Company had regained compliance with the minimum $1.00 per share requirement.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at June 30, 2022 and December 31, 2021 and no bad debt expense was recorded for the six months ended June 30, 2022 and 2021.

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

Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory at that time. The Company’s inventory consisted of approximately $169,000 of raw materials at June 30, 2022 and $150,000 at December 31, 2021, and approximately $100,000 and $35,000 of finished goods inventory at June 30, 2022 and December 31, 2021, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory at December 31, 2021 was written down by $30,000 due to establishing a reserve for obsoletion. The new cost basis and its value is not to be subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

Revenue Recognition

The Company’s ability to generate revenue and become profitable depends on its ability to successfully commercialize Gimoti, which was launched in the United States through prescription in October 2020 through the Company’s commercial partner Eversana. If the Company or Eversana fail to successfully grow and maintain sales of Gimoti, the Company may never generate significant revenues and its results of operations and financial position will be adversely affected.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $49,000 and $44,000 at June 30, 2022 and December 31, 2021, respectively, are classified as accounts payable and accrued expenses in the balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase common stock	—	153,490	—	153,490
Common stock options	491,851	460,642	491,851	460,642
Total excluded securities	491,851	614,132	491,851	614,132

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

3. Commitments and Contingencies

Leases

The Company’s current operating lease for office space in Solana Beach, California was extended in February 2022 and has an expiration date of October 31, 2022, subject to the landlord’s option to cancel upon 30 days written notice.

As of June 30, 2022, the Company has future minimum lease payments under its existing facility lease of approximately $50,000 payable in 2022.

Legal Proceedings

On February 25, 2022, the Company received a letter notifying us that Teva Pharmaceuticals, Inc. (“Teva”) submitted to FDA an abbreviated new drug application, or ANDA, for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In April 2022, the Company initiated litigation in the United States District Court for the District of New Jersey, alleging that Teva infringes the patents covering Gimoti. Teva has denied all material allegations and asserted counterclaims of non-infringement and invalidity. The Company has not recorded any loss in connection with this matter because it believes that a loss is neither probable nor estimable at this time.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company is required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of June 30, 2022, the Company has paid Mallinckrodt approximately $82,000 in royalties on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

5. Stockholders’ Equity

Sale of Common Stock in Public Offering

In January 2021, the Company completed the sale of 479,166 shares of its common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd. The price to the public in this offering was $30.00 per share resulting in gross proceeds to the Company of approximately $14.4 million. After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company raised from this offering were approximately $13.1 million.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the third quarter of 2021, the Company sold 18,091 shares of common stock at a weighted-average price per share of $17.64 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. During the three months ended March 31, 2022, the Company sold 21,783 shares of common stock at a weighted-average price per share of $8.04 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees. During the three months ended June 30, 2022, the Company sold 599,914 shares of common stock at a weighted-average price per share of $12.12 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.1 million, net of commissions and fees.

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

During 2021, there were no warrants exercised and warrants to purchase 13,517 shares of common stock expired. During the six months ended June 30, 2022, there were no warrants exercised and warrants to purchase 139,972 shares of common stock expired. At June 30, 2022, there were no warrants outstanding to purchase shares of common stock. At December 31, 2021, there were warrants outstanding to purchase 139,972 shares of common stock with a weighted average exercise price of $34.80.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the six months ended June 30, 2022 and 2021, the Company granted stock options to purchase 78,247 and 140,167 shares of the Company’s common stock, respectively.   The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions for option grants during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock Options
Risk free interest rate	2.82% - 3.55%	0.91% - 1.08%	1.67% - 3.55%	0.57% - 1.08%
Expected option term	5.5 - 6.0 years	5.5 - 6.0 years	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	97.04% - 113.23%	105.93%-107.53%	97.04% - 113.23%	103.45%-107.53%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following assumptions for ESPP shares to be purchased during the three and six months ended June 30, 2022 and 2021:

	Three and Six Months Ended June 30, 2022	Three and Six Months Ended June 30, 2021
Employee Stock Purchase Plan
Risk free interest rate	—	0.13%
Expected term	—	0.5 years
Expected volatility of common stock	—	111.98%
Expected dividend yield	—	0.0%

There were no employee withholdings to purchase shares during the six-month purchase period beginning September 1, 2021 and March 1, 2022.

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,752	$23,820	$5,608	$92,200
Selling, general and administrative	363,172	375,591	742,377	868,559
Total stock-based compensation expense	$366,924	$399,411	$747,985	$960,759

As of June 30, 2022, there was approximately $2.5 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.17 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. For the three months ended June 30, 2022 and 2021, approximately $368,000 and $192,100 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the six months ended June 30, 2022 and 2021, approximately $716,000 and $268,000 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of June 30, 2022, unreimbursed commercialization costs to Eversana were approximately $38.4 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended (the “Amended Eversana Agreement”) to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms.  This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

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

As of June 30, 2022, we had cash and cash equivalents of approximately $13.5 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of June 30, 2022, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of June 30, 2022, we have paid Mallinckrodt approximately $82,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

Sales of Gimoti Metrics

Gimoti prescription revenues continue to increase on several metrics. Net product sales during the second quarter of 2022 were approximately $462,000 compared to net product sales of approximately $418,000 during the first quarter of 2022, an increase of 11%. vitaCare Prescription Services, or vitaCare, the pilot program that began in February 2022, is now the primary prescription intake system used for Gimoti. vitaCare is a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications. Specifically, vitaCare helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. The platform also offers a seamless path for filling a prescription. In April 2022, GoodRx announced the completion of their previously announced acquisition of vitaCare.

There were over 500 new inbound prescriptions into both the vitaCare and EvokeAssist reimbursement center during the quarter ended June 2022, a 24% increase compared to the prior quarter. Patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 67% of the time since the launch of Gimoti. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribing physicians increased 23% during the second quarter.

The EvokeAssist team has been able to access the Medicare and Medicaid systems, respectively, to allow for reimbursement submission of products for patients seeking treatment. For the quarter ended June 30, 2022, these government programs made up approximately 37% of the filled prescriptions for Gimoti. Through June 30, 2022, the patients have been mostly between the ages of 31-65. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the Eversana sales organization continues to be positive with regard to physician interest. Although many target physician offices have only recently been allowing face to face visits by sales team members, meetings with gastroenterology teams continue to generate positive enrollments and fills. Since product launch, it has taken an average of four to five physician calls before a physician writes their first prescription, which is lower than we initially expected and we believe congruent with the straight-forward non-oral benefit for route of delivery. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in December 2021, which indicated, among other positive trends and benefits, that 92% of target gastroenterologists compared to 79% in a prior market research study, and 86-100% of non-target gastroenterologists and 89% of all respondents intend to prescribe Gimoti.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)
Net product sales	$461,795	$236,635	$225,160
Research and development expenses	$191,478	$195,229	$(3,751)
Selling, general and administrative expenses	$2,315,175	$2,142,149	$173,026

Net Product Sales.  Net product sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased by approximately $225,000. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force during the three months ended June 30, 2022.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 decreased by approximately $4,000. During 2022 and 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020.

Costs incurred during the three months ended June 30, 2022 included approximately $179,000 related to stability testing and approximately $13,000 for wages, taxes and employee insurance, including approximately $3,800 of stock-based compensation expense. Costs incurred during the three months ended June 30, 2021 included approximately $122,000 related to manufacturing and $65,000 for wages, taxes and employee insurance, including approximately $24,000 of stock-based compensation expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased by approximately $173,000. Costs incurred during the three months ended June 30, 2022 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $363,000 of stock-based compensation expense, approximately $600,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $640,000 for marketing, royalties and Eversana profit sharing, and approximately $47,000 for facility-related expenses. Costs incurred during the three months ended June 30, 2021 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $376,000 of stock-based compensation expense, approximately $607,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $354,000 for marketing, royalties and Eversana profit sharing, and approximately $40,000 for facility-related expenses..

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase/ (Decrease)
	2022	2021	Increase/ (Decrease)
Net product sales	$880,175	$327,056	$553,119
Research and development expenses	$233,194	$473,054	$(239,860)
Selling, general and administrative expenses	$4,720,251	$4,480,443	$239,808

Net Product Sales.  Net product sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased by approximately $553,000. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force during the six months ended June 30, 2022.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased by approximately $240,000. During 2022 and 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred during the six months ended June 30, 2022 included approximately $214,000 for stability testing and $19,000 for wages, taxes and employee insurance, including approximately $5,600 of stock-based compensation expense. Cost incurred during the six months ended June 30, 2021, included approximately $233,000 for wages, taxes and employee insurance, including approximately $92,000 of stock-based compensation expense, and approximately $199,000 related to manufacturing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased by approximately $240,000. Costs incurred during the six months ended June 30, 2022 primarily included approximately $2.1 million for wages, taxes and employee insurance, including approximately $742,000 of stock-based compensation expense, approximately $1.3 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $1.2 million for marketing, royalties and Eversana profit sharing, and approximately $90,000 for facility-related expenses. Costs incurred during the six months ended June 30, 2021 primarily included approximately $2.2 million for wages, taxes and employee insurance, including approximately $869,000 of stock-based compensation expense, approximately $1.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $567,000 for marketing, royalties and Eversana profit sharing, and approximately $79,000 for facility-related expenses.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During 2021, we sold 18,091 shares of common stock at a weighted-average price per share of $17.64 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. During the six months ended June 30, 2022, we sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees.

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

At the time we filed our Annual Report on Form 10-K on March 8, 2022, our public float was less than $75 million. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of August 5, 2022, there was no capacity to issue additional shares of common stock pursuant to the ATM Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

In January 2021, we completed the sale of 479,166 shares of our common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd. The price to the public in this offering was $30.00 per share resulting in gross proceeds to us of approximately $14.4 million. After deducting underwriting discounts and commissions, and offering expenses paid by us, the net proceeds to us raised from this offering were approximately $13.1 million.

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports by our independent registered accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2022 of approximately $13.5 million, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

On April 27, 2022, our stockholders granted the board of directors the authority to effect a reverse stock split of our outstanding common stock. On May 23, 2022, we effected a 1-for-12 reverse stock split of the shares of our common stock, or the Reverse Stock Split. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All of our issued and outstanding common stock, warrants to purchase common stock, and options to purchase common stock have been adjusted to reflect the Reverse Stock Split.

On June 7, 2022, we received notice from Nasdaq stating that the closing price of our common stock has been $1.00 per share or greater for the prior ten consecutive business days and that we had regained compliance with the minimum $1.00 per share requirement.

We expect to continue to incur expenses as we:

•	continue the commercial activities for Gimoti;
•	manufacture Gimoti;
•	conduct the post-marketing commitment single dose PK clinical trial of Gimoti and any additional development activities should we seek additional indications;
•	maintain, expand and protect our intellectual property portfolio; and
•	continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)
Net cash used in operating activities	$(2,988,737)	$(4,463,608)	$1,474,871
Net cash provided by financing activities	$7,294,976	$13,115,608	$(5,820,632)
Net increase (decrease) in cash and cash equivalents	$4,306,239	$8,652,000	$(4,345,761)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the six months ended June 30, 2022 and 2021 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities will increase during the remainder of 2022 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the six months ended June 30, 2022, we received net proceeds of approximately $7.3 million from the sale of 621,697 shares of common stock pursuant to the ATM Sales Agreement. During the six months ended June 30, 2021 we received net proceeds of approximately $13.1 million from the sale of 479,166 shares of common stock pursuant to an underwritten public offering and approximately $45,000 from the exercise of stock options to purchase 5,618 shares of common stock.

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

Off-Balance Sheet Arrangements

Through June 30, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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

As required by SEC Rule 13a-15(b), as of June 30, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 25, 2022, we received a letter notifying us that Teva submitted to FDA an abbreviated new drug application, or ANDA, for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,02,0361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In

April 2022, we initiated litigation in the United States District Court for the District of New Jersey alleging that Teva infringes the patents covering Gimoti. Teva has denied all material allegations and asserted counterclaims of non-infringement and invalidity.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2022 of approximately $13.5 million, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•	the commercial success of Gimoti;
•	the repayment of unreimbursed commercialization costs to Eversana, approximately $38.4 million as of June 30, 2022, to be payable only as net product profits are recognized;
•	the costs of commercialization activities, including costs associated with commercial manufacturing;
•	competition with well-established products approved earlier by FDA, including oral and intravenous forms of metoclopramide, the same active ingredient in the nasal spray for Gimoti;
•	the impact of the COVID-19 pandemic on us or on third parties on whom we rely;
•	our ability to manufacture sufficient quantities of Gimoti to meet demand, including whether our contract manufacturers, suppliers, and/or consultants are able to meet appropriate timelines;
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.

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

Evoke Pharma, Inc.

Date: August 10, 2022	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)