Form 10-Q
period 2022-09-30
Evoke Pharma Inc
filed 2022-11-09
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 3,343,070 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,350,024	$9,144,710
Accounts receivable, net	674,970	295,193
Prepaid expenses	—	923,746
Inventory	220,304	185,534
Other current assets	11,551	11,551
Total current assets	13,256,849	10,560,734
Operating lease right-of-use asset	153,671	12,428
Total assets	$13,410,520	$10,573,162

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,020,690	$874,028
Accrued compensation	716,993	519,317
Operating lease liability	140,300	12,428
Total current liabilities	1,877,983	1,405,773
Long-term liabilities
Operating lease liability, non-current	13,371	—
Note payable	5,000,000	5,000,000
Accrued interest payable	986,268	612,295
Total long-term liabilities	5,999,639	5,612,295
Total liabilities	7,877,622	7,018,068

Stockholders' equity:
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 3,343,070 and 2,721,373 at September 30, 2022 and December 31, 2021, respectively	334	272
Additional paid-in capital	119,376,486	110,977,835
Accumulated deficit	(113,843,922)	(107,423,013)
Total stockholders' equity	5,532,898	3,555,094
Total liabilities and stockholders' equity	$13,410,520	$10,573,162

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net product sales	$832,100	$930,449	$1,712,275	$1,257,505
Operating expenses:
Cost of goods sold	89,775	58,435	180,310	191,439
Research and development	40,388	81,699	273,582	554,753
Selling, general and administrative	2,614,488	2,635,161	7,334,738	7,115,605
Total operating expenses	2,744,651	2,775,295	7,788,630	7,861,797
Loss from operations	(1,912,551)	(1,844,846)	(6,076,355)	(6,604,292)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	—	—	—	105,130
Interest income	24,714	1,421	29,419	7,596
Interest expense	(126,027)	(126,027)	(373,973)	(374,024)
Total other income (expense)	(101,313)	(124,606)	(344,554)	(261,298)
Net loss	$(2,013,864)	$(1,969,452)	$(6,420,909)	$(6,865,590)

Net loss per share of common stock, basic and diluted	$(0.60)	$(0.73)	$(2.09)	$(2.57)

Weighted-average shares used to compute basic and diluted net loss per share	3,343,070	2,711,871	3,077,145	2,669,070

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	2,721,373	$272	$110,977,835	$(107,423,013)	$3,555,094
Stock-based compensation expense	—	—	381,061	—	381,061
Issuance of common stock, net of costs of $3,548	21,783	2	171,519	—	171,521
Net loss	—	—	—	(2,173,665)	(2,173,665)
Balance at March 31, 2022	2,743,156	274	111,530,415	(109,596,678)	1,934,011
Stock-based compensation expense	—	—	366,924	—	366,924
Issuance of common stock net of costs of $145,445	599,914	60	7,123,395	—	7,123,455
Net loss	—	—	—	(2,233,380)	(2,233,380)
Balance at June 30, 2022	3,343,070	334	119,020,734	(111,830,058)	7,191,010
Stock-based compensation expense		—	355,752	—	355,752
Net loss	—	—	—	(2,013,864)	(2,013,864)
Balance at September 30, 2022	3,343,070	$334	$119,376,486	$(113,843,922)	$5,532,898

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	2,218,496	$222	$95,670,216	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	561,348	—	561,348
Issuance of common stock, net of costs of $1,304,846	479,166	48	13,070,106	—	13,070,154
Net loss	—	—	—	(2,605,495)	(2,605,495)
Balance at March 31, 2021	2,697,662	270	109,301,670	(101,490,556)	7,811,384
Stock-based compensation expense	—	—	399,411	—	399,411
Issuance of common stock from stock option exercises	5,618	1	45,453	—	45,454
Net loss	—	—	—	(2,290,643)	(2,290,643)
Balance at June 30, 2021	2,703,280	271	109,746,534.00	(103,781,199)	5,965,606
Stock-based compensation expense	—	—	463,995	—	463,995
Issuance of common stock, net of costs of $6,421	18,091	2	313,105	—	313,107
Net loss	—	—	—	(1,969,452)	(1,969,452)
Balance at September 30, 2021	2,721,371	$273	$110,523,634	$(105,750,651)	$4,773,256

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating activities
Net loss	$(6,420,909)	$(6,865,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of paycheck protection loan and accrued interest	—	(105,130)
Stock-based compensation expense	1,103,737	1,424,754
Non-cash lease expense	12,428	—
Change in operating assets and liabilities:
Accounts receivable, net	(379,777)	(198,855)
Prepaid expenses, inventory and other assets	888,976	1,055,913
Accounts payable and other current liabilities	146,662	(835,632)
Accrued compensation	197,676	(205,442)
Accrued interest expense	373,973	374,236
Operating lease liabilities	(12,428)	—
Milestone payable	—	(5,000,000)
Net cash used in operating activities	(4,089,662)	(10,355,746)

Financing activities
Proceeds from issuance of common stock	—	14,375,000
Payment of common stock offering costs	—	(1,304,846)
Proceeds from issuance of common stock from ATM	7,443,969	319,528
Payment of common stock offering costs from ATM	(148,993)	(6,421)
Proceeds from issuance of common stock from exercise of stock options	—	45,454
Net cash provided by financing activities	7,294,976	13,428,715
Net increase in cash and cash equivalents	3,205,314	3,072,969
Cash and cash equivalents at beginning of period	9,144,710	8,068,939
Cash and cash equivalents at end of period	$12,350,024	$11,141,908

Supplemental disclosure of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$153,671	$—
Forgiveness of paycheck protection loan and accrued interest	$—	$105,130

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of September 30, 2022, the Company had approximately $12.4 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at September 30, 2022 and December 31, 2021 and no bad debt expense was recorded for the three and nine months ended September 30, 2022 and 2021.

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

Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory at that time. The Company’s inventory consisted of approximately $150,000 of raw materials at September 30, 2022 and December 31, 2021, and approximately $71,000 and $35,000 of finished goods inventory at September 30, 2022 and December 31, 2021, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory at December 31, 2021 was written down by $30,000 due to establishing a reserve for obsolescence, and this inventory was subsequently destroyed. The new cost basis and its value is not to be subsequently increased based upon changes in underlying facts and circumstances. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $54,000 and $44,000 at September 30, 2022 and December 31, 2021, respectively, are classified as accounts payable and accrued expenses in the balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants to purchase common stock	—	139,972	—	139,972
Common stock options	491,851	429,194	491,851	429,194
Total excluded securities	491,851	569,166	491,851	569,166

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

3. Commitments and Contingencies

Leases

The Company’s operating lease for office space in Solana Beach, California was extended in February 2022 and had an expiration date of October 31, 2022, subject to the landlord’s option to cancel upon 30 days written notice. The Company extended this lease for an additional 12 months, effective November 1, 2022.

As of September 30, 2022, the Company has future minimum lease payments under its existing facility lease of approximately $39,000 payable in 2022 and $134,000 payable in 2023. The remaining lease term is 1.08 years and the discount rate used was 10% for the office lease as of September 30, 2022.

The short-term lease expense of $37,281 and $111,843 is included in the general and administrative expense for the three and nine months ended September 30, 2022, respectively. The operating lease expense of $35,816 and $92,588 was included in general and administrative expense for the three and nine months ended on September 30, 2021, respectively. The cash paid for the operating lease liability was $37,281 and $99,417 for the three and nine months ended on September 30, 2021, respectively. The cash paid for the operating lease liability was $12,427 for the three and nine months ended on September 30, 2022.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. The Company is required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of September 30, 2022, the Company has paid Mallinckrodt approximately $101,000 in royalties on net sales of Gimoti. The Company’s obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the third quarter of 2021, the Company sold 18,091 shares of common stock at a weighted-average price per share of $17.64 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. In February 2022, the Company sold 21,783 shares of common stock at a weighted-average price per share of $8.04 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees. In April 2022, the Company sold 599,914 shares of common stock at a weighted-average price per share of $12.12 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.1 million, net of commissions and fees.

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

During 2021, there were no warrants exercised and warrants to purchase 13,517 shares of common stock expired. During the nine months ended September 30, 2022, there were no warrants exercised and warrants to purchase 139,972 shares of common stock expired. At September 30, 2022, there were no warrants outstanding to purchase shares of common stock. At December 31, 2021, there were warrants outstanding to purchase 139,972 shares of common stock with a weighted average exercise price of $34.80.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the nine months ended September 30, 2022 and 2021, the Company granted stock options to purchase 78,247 and 140,167 shares of the Company’s common stock, respectively. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions for option grants during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Common Stock Options
Risk free interest rate	1.67% - 3.55%	0.57% - 1.08%
Expected option term	5.5 - 6.02 Years	5.5 - 6.0 years
Expected volatility of common stock	97.04% - 113.23%	103.45%-107.53%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following assumptions for ESPP shares to be purchased during the three and nine months ended September 30, 2022 and 2021:

	Three and Nine Months Ended September 30, 2022	Three and Nine Months Ended September 30, 2021
Employee Stock Purchase Plan
Risk free interest rate	—	0.13%
Expected term	—	0.5 years
Expected volatility of common stock	—	111.98%
Expected dividend yield	—	0.0%

There were no employee withholdings to purchase shares during the six-month purchase period beginning March 1, 2022 and September 1, 2022.

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,897	$7,310	$7,505	$99,510
Selling, general and administrative	353,855	456,685	1,096,232	1,325,244
Total stock-based compensation expense	$355,752	$463,995	$1,103,737	$1,424,754

As of September 30, 2022, there was approximately $2.2 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.34 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. For the three months ended September 30, 2022 and 2021, approximately $672,000 and $753,000 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the nine months ended September 30, 2022 and 2021, approximately $1,387,000 and $1,022,000 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of September 30, 2022, unreimbursed commercialization costs to Eversana were approximately $43.1 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended (the “Amended Eversana Agreement”) to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

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

On November 3, 2022, we and Eversana entered into Amendment No. 2 (the "Amendment") to the Eversana Agreement. The Amendment provides that the preexisting rights of both parties to terminate the commercial services agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party can terminate by written notice to the other party by November 30, 2022.

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

In January 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020 we borrowed $5 million under the Eversana Credit Facility. On February 1, 2022, the Eversana Agreement was amended (the “Amended Eversana Agreement”) to extend the term from June 19, 2025 (five years from the date the FDA approved the Gimoti NDA) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs. We further amended the Eversana Agreement in November 2022 to provide the preexisting rights of both parties to terminate the agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party can terminate the agreement by written notice to the other party by November 30, 2022.

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

As of September 30, 2022, we had cash and cash equivalents of approximately $12.4 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of September 30, 2022, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

The remaining $47 million in milestone payments depend on Gimoti’s commercial success. We are also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of September 30, 2022, we have paid Mallinckrodt approximately $101,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties will terminate upon the expiration of the last patent right covering Gimoti, which is expected to occur in 2030, subject to possible extension should any additional, later expiring, licensed patents be granted.

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

Sales of Gimoti Metrics

Gimoti prescription revenues continue to increase on several metrics. Net product sales during the third quarter of 2022 were approximately $832,000 compared to net product sales of approximately $462,000 during the second quarter of 2022, an increase of 80%. vitaCare Prescription Services, or vitaCare, the pilot program that began in February 2022, is now the prescription intake system used for Gimoti. vitaCare is a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications. Specifically, vitaCare helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. The platform also offers a seamless path for filling a prescription. In April 2022, GoodRx announced the completion of their previously announced acquisition of vitaCare.

There were approximately 800 new inbound prescriptions into the vitaCare reimbursement center during the quarter ended September 30, 2022, a 32% increase compared to the prior quarter. Patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 67% of the time since the launch of Gimoti. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribing physicians increased 13% during the third quarter.

New Gimoti Prescribers
900
800
700
600
500
400
300
200
100
0
October-20
November-20
December-20
January-21
February-21
March-21
April-21
May-21
June-21
July-21
August-21
September-21
October-21
November-21
December-21
January-22
February-22
March-22
April-22
May-22
June-22
July-22
August-22
September-22
New Prescribers
Cumulative Prescribers

The vitaCare team has been able to access the Medicare and Medicaid systems to allow for reimbursement submission of products for patients seeking treatment. For the quarter ended September 30, 2022, these government programs made up approximately 41% of the filled prescriptions for Gimoti. Through September 30, 2022, the patients have been mostly between the ages of 31-65. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the sales organization continues to be positive with regard to physician interest. Although many target physician offices have allowed face to face visits by sales team members, there are offices that continue to not allow face to face meetings. However, when meetings with gastroenterology teams do occur, they generally generate prescriptions and fills. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well. These market experiences follow the recently conducted market research announced in December 2021, which indicated, among other positive trends and benefits, that 92% of target gastroenterologists compared to 79% in a prior market research study, and 86-100% of non-target gastroenterologists and 89% of all respondents intend to prescribe Gimoti.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	(Decrease)
Net product sales	$832,100	$930,449	$(98,349)
Research and development expenses	$40,388	$81,699	$(41,311)
Selling, general and administrative expenses	$2,614,488	$2,635,161	$(20,673)

Net Product Sales. Excluding $683,000 in sales made to a third party for research and development purposes in the third quarter of 2021, net product sales for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 increased by approximately $585,000. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force during the three months ended September 30, 2022.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 decreased by approximately $41,000. During 2022 and 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020.

Costs incurred during the three months ended September 30, 2022 included approximately $34,000 related to stability testing and approximately $6,000 for wages, taxes and employee insurance, including approximately $2,000 of stock-based compensation expense.

Costs incurred during the three months ended September 30, 2021 included approximately $62,000 related to manufacturing and $19,000 for wages, taxes and employee insurance, including approximately $7,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 decreased by approximately $21,000. Costs incurred during the three months ended September 30, 2022 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $354,000 of stock-based compensation expense, approximately $904,000 for marketing, royalties and Eversana profit sharing, approximately $602,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $48,000 for facility-related expenses. Costs incurred during the three months ended September 30, 2021 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $457,000 of stock-based compensation expense, approximately $924,000 for marketing, royalties and Eversana profit sharing, and approximately $543,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the Nine Months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2022	2021
Net product sales	$1,712,275	$1,257,505	$454,770
Research and development expenses	$273,582	$554,753	$(281,171)
Selling, general and administrative expenses	$7,334,738	$7,115,605	$219,133

Net Product Sales. Excluding $683,000 in sales made to a third party for research and development purposes in the third quarter of 2021, net product sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased by approximately $1.1 million. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force during the nine months ended September 30, 2022.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 decreased by approximately $281,000. During 2022 and 2021, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred during the nine months ended September 30, 2022 included approximately $248,000 for manufacturing and $25,000 for wages, taxes and employee insurance, including approximately $8,000 of stock-based compensation expense. Cost incurred during the nine months ended September 30, 2021, included approximately $260,000 for manufacturing and $252,000 for wages, taxes and employee insurance, including approximately $100,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased by approximately $219,000. Costs incurred during the nine months ended September 30, 2022 primarily included approximately $3.1 million for wages, taxes and employee insurance, including approximately $1.1 million of stock-based compensation expense, approximately $2.1 million for marketing, royalties and Eversana profit sharing, approximately $1.9 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $138,000 for facility-related expenses. Costs incurred during the nine months ended September 30, 2021 primarily included approximately $3.3 million for wages, taxes and employee insurance, including approximately $1.3 million of stock-based compensation expense, approximately $1.9 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $1.5 million for marketing, royalties and Eversana profit sharing, and approximately $118,000 for facility-related expenses.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During 2021, we sold 18,091 shares of common stock at a weighted-average price per share of $17.64 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. During the nine months ended September 30, 2022, we sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees.

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

At the time we filed our Annual Report on Form 10-K on March 8, 2022, our public float was less than $75 million. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of November 4, 2022, there was no capacity to issue additional shares of common stock pursuant to the ATM Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports by our independent registered accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2022 of approximately $12.4 million, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2022	2021
Net cash used in operating activities	$(4,089,662)	$(10,355,746)	$6,266,084
Net cash provided by financing activities	$7,294,976	$13,428,715	$(6,133,739)
Net increase (decrease) in cash and cash equivalents	$3,205,314	$3,072,969	$132,345

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the nine months ended September 30, 2022 and 2021 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities will increase during the remainder of 2022 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the nine months ended September 30, 2022, we received net proceeds of approximately $7.3 million from the sale of 621,697 shares of common stock pursuant to the ATM Sales Agreement. During the nine months ended September 30, 2021 we received net proceeds of approximately $13.1 million from the sale of 479,166 shares of common stock pursuant to an underwritten public offering, $313,000 from the sale of 18,083 shares of common stock pursuant to the ATM Sales Agreement, and approximately $45,000 from the exercise of stock options to purchase 5,618 shares of common stock.

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

Off-Balance Sheet Arrangements

Through September 30, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2022 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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

As required by SEC Rule 13a-15(b), as of September 30, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2022 of approximately $12.4 million, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the commercial success of Gimoti;
•
the repayment of unreimbursed commercialization costs to Eversana, approximately $43.1 million as of September 30, 2022, to be payable only as net product profits are recognized;
•
the costs of commercialization activities, including costs associated with commercial manufacturing;
•
our ability to maintain our existing commercial services agreement with Eversana or, if it is terminated or we otherwise elect to do so, retain an alternative organization, or develop our own sales and marketing capability, to commercialize and distribute Gimoti;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2022, we and Eversana entered into Amendment No. 2 (the "Amendment") to the Commercial Services Agreement, dated January 21, 2020, as amended, by and between the company and Eversana, or the Commercial Services Agreement. The Amendment provides that the preexisting rights of both parties to terminate the Commercial Services Agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party can terminate the Commercial Services Agreement by written notice to the other party by November 30, 2022.

The foregoing description of the terms of the Amendment does not purport to be complete, and is qualified in its entirety by reference to the complete copy of the Amendment, which is attached as Exhibit 10.1 herewith and is incorporated by reference herein.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company, as amended

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

10.1(†)	Amendment No. 2 to the Commercial Services Agreement, dated as of November 3, 2022, between the Company and Eversana Life Sciences Services, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)
Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.

(†) Certain portions of this exhibit have been omitted and are subject to confidential treatment.

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

Evoke Pharma, Inc.

Date: November 9, 2022	By:	/s/ David A. Gonyer
David A. Gonyer President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio Executive Vice President, Chief Business Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)