Form 10-K
period 2022-12-31
Evoke Pharma Inc
filed 2023-03-21
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $3.24 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 20, 2023 was 3,343,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti™ (metoclopramide) nasal spray, future prescribing trends for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, future results of current and anticipated products and the impact of the COVID-19 pandemic, on us or on third parties on whom we rely, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the potential markets for Gimoti™, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs or classes of drugs are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

We use our registered trademark, EVOKE PHARMA, and other trademarks, including GIMOTI, in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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
•
We have no internal sales, marketing or distribution capabilities currently and rely on Eversana, and may rely on other third parties, for the commercialization of Gimoti, and we and they may not be able to effectively market, sell and distribute Gimoti.
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
•
It is costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
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

We are party to a commercial services agreement with Eversana, or the Eversana Agreement. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti within the United States. Eversana also provided a $5 million revolving credit facility, or Eversana Credit Facility, which we have fully drawn. For additional details regarding the Eversana Agreement and the Eversana Credit Facility, see “Business—Commercialization—Commercial Services and Loan Agreements with Eversana” below.

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

•
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
•
Further development of Gimoti with a lower dosage strength to expand our market potential. We are evaluating the design of a single dose pharmacokinetics, or PK, clinical trial of Gimoti, based on an FDA post-marketing commitment. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments, with initiation timing pending additional feedback from the FDA.
•
Seek partnerships to accelerate and maximize the potential for Gimoti. We continue to evaluate partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of Gimoti, including the potential to explore regulatory approval outside the United States.
•
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

Prevalence

In 2019, the American Diabetes Association estimated that diabetes affects approximately 37.3 million people of all ages in the United States, equating to about 11.3% of the population. Based on prevalence data, the potential gastroparesis patient pool in the United States is approximately 12 to 16 million adults with women making up 82% of this population, according to a 2007 study published in Current Gastroenterology Reports.

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

A nasal spray formulation of metoclopramide offers an alternative route of administration for patients with severe symptoms of diabetic gastroparesis receiving the parenteral formulation of metoclopramide. Following hospitalization for intravenous metoclopramide, a nasal spray formulation would also provide a non-oral option for the transition to an outpatient treatment.

Future Clinical Trials

We are evaluating the design of a single dose pharmacokinetics, or PK, clinical trial of Gimoti, based on an FDA post-marketing commitment. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments, with initiation timing pending additional feedback from the FDA.

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

Under the terms of the Eversana Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. We will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of December 31, 2022, unreimbursed commercialization costs to Eversana were approximately $48.4 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the FDA approved the Gimoti NDA) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs. We further amended the Eversana Agreement in November 2022 to provide the preexisting rights of both parties to terminate the agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party could terminate the agreement by written notice to the other party by November 30, 2022. Neither party terminated the agreement by November 30, 2022.

Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities. Except as provided above with respect to 2022, within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; if the other party is in breach of certain regulatory compliance representations under the agreement; if we discontinue the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of our ownership. In the event that we initiate such termination, we shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana initiates such a termination, none of the unreimbursed commercialization costs incurred by Eversana will be due from Evoke. If Eversana terminates the agreement due to an uncured material breach by us, or if we terminate the Eversana Agreement in certain circumstances, we have agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if we withdraw Gimoti from the market for more than 90 days.

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

Gimoti Product Launch

The U.S. launch of Gimoti occurred in October 2020 through our commercial partner Eversana and its specialty pharmacy services. In February 2022, Eversana began to transition these services to vitaCare Prescription Services, or vitaCare, a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications, and Thrifty White, a leading specialty pharmacy. Starting in July 2022, vitaCare was the sole prescription intake system used for Gimoti. The platform offers a seamless path for filling a prescription, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors.

The commercial strategy has focused on educating targeted healthcare professionals, or HCPs, that are predominately gastroenterologists, about the clinical benefits of Gimoti. To date, the majority of prescriptions that have been enrolled in our patient reimbursement and distribution system have come from gastroenterologists. As of December 31, 2022, Eversana had 27 Gimoti dedicated sales representatives located throughout the U.S. In addition to the field sales team, Eversana telemarketing representatives field inbound calls and contact targeted physicians outside of the currently covered geographies. Sales representatives are communicating the benefits of Gimoti to HCP's, and vitaCare manages prescription fulfillment. Gimoti is also being promoted through social media and digital promotion through patient support groups and other online resources.

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

Gimoti also benefits from government program access initiatives. Certain Medicare Part D plans and Medicaid programs have begun to include Gimoti on their formularies. These access points allow HCPs to prescribe Gimoti to patients covered under these government programs and for Evoke’s specialty pharmacy partners to seek reimbursement under those programs. Because no uniform policy of coverage and reimbursement for drugs exists among third-party payors in the U.S., coverage and reimbursement can differ significantly from payor to payor, including government healthcare programs and commercial payors.

Manufacturer Support/Co-pay Program

The vitaCare prescription program offers benefits verification support and provides co-pay assistance to eligible patients. Co-pay assistance is available to commercially insured and cash paying patients, and varies in amount based on the patient’s insurance plan. Government insured patients are not eligible for co-pay assistance due to legal restrictions.

Market Research

During June 2022, Eversana conducted an ATU (Awareness, Trial, and Usage) study, a quantitative survey to measure HCP awareness, trial, and product usage, for Gimoti. Responses from 142 HCPs were captured in June 2022. Survey respondents were split into the following groups: target gastroenterologists (n = 65); non-targeted gastroenterologists (n = 21); target PCPs (n= 20); and gastroenterologist-affiliated PAs/NPs (n = 36).

Key findings for the ATU study to measure HCP awareness, trial and product usage for Gimoti show that overall, 87% of all respondents indicated an intent to prescribe Gimoti. This includes 88% of target gastroenterologists, 86% of non-targeted gastroenterologists, 80% of target PCPs, and gastroenterologist-affiliated 92% of PAs/NPs.

Additionally, during October 2022, Eversana conducted an ATU study to measure patient awareness, trial, and product usage for Gimoti. Approximately 201 total patient responses were captured in October 2022. Survey respondents were split into groups drawn from non-diabetic (n = 50), type 1 diabetic (n = 26), and type 2 diabetic (n = 125), Areas of interest that were queried included diagnosis and experience, gastroparesis awareness, and treatments, usage and experience.

Key findings from the ATU study to measure patient awareness, trial, and product usage for Gimoti included:

•
Patients reported a wide collection of issues associated with the disease;
•
Besides diabetes, [A3] the top comorbidities were GERD, Chronic Pain/ Acute Pain , and Anxiety;
•
Patients reported taking an average of between 6.3 to 9.1 medications each day, most of which were oral;
•
Patients with type 1 diabetes and type 2 diabetes reported stomach pain as their top flare intensifying symptom and an average of 26.8 flares per year and 10.6 flares per year, respectively; and
•
Patients reported 2.0 to 3.1 ER visits; 1.9 to 2.1 Urgent Care visits and 2.1 to 3.2 Hospital visits per year.

Gimoti scored better or equal on all treatment experience measurements (symptom improvements, side effects, ease of taking medication) than all other comparators (oral metoclopramide, liquid metoclopramide, domperidone and Motegrity).

•
Gimoti 4.6 out of 7 for symptom improvement
•
Gimoti 4.1 out of 7 for side effects
•
Gimoti 5.0 out of 7 for ease of taking medication

Gimoti scored better in treating nausea and abdominal pain than all other comparators (oral metoclopramide, liquid metoclopramide, domperidone and Motegrity). Gimoti was the only product for which all respondents reported symptom improvement. In contrast, approximately 23 to 32% of respondents reported “no symptom improvement" with oral metoclopramide, liquid metoclopramide, domperidone or Motegrity.

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

Metopimazine, a selective and peripherally restricted dopamine D2/D3 receptor antagonist to treat gastroparesis, is being developed by Neurogastrx. It is approved in countries outside the U.S. in other indications.

CIN-102 is a dopamine D2/D3 receptor antagonist that is a deuterated version of Domperidone being developed by CinRx to treat gastroparesis. Domperidone is a product approved outside the U.S. that was in clinical trials in the U.S., but has not received FDA approval to date. A 60-person Phase 2 trial has been initiated with an estimated completion of the trial in March 2021. In January 2022, CinRx reported a cardiac safety trial was successfully completed.

TAK-906 is a dopamine D2/D3 receptor antagonist being developed by Takeda to treat gastroparesis. A 205-person Phase 2 trial has been initiated with an estimated completion of the trial in July 2021.

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

Patent Portfolio

Our patent portfolio consists of patents and patent applications, including the following U.S. patents and patent applications as of December 31, 2022:

•
U.S. Patents 8,334,281 and 11,020,361 —Nasal Formulations of Metoclopramide. These patents are expected to expire no earlier than December 22, 2029 and have four pending Continuation applications (U.S. Non-Provisional Patent Application No. 17/100,664 (allowed by USPTO November 28, 2022); 17/366,818; 17/366,829; and 17/366,839).
•
U.S. Non-Provisional Patent Application No. 17/381,464 – Treatment of Symptoms Associated with Female Gastroparesis. If granted, this patent is not expected to expire earlier than 2032.
•
U.S. Patent 11,517,545 – Treatment of Moderate and Severe Gastroparesis. This patent is expected to expire no earlier than 2038 and have one pending Continuation application (U.S. Non-Provisional Patent Application No. 18/047,364).
•
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

Other Intellectual Property Rights

We currently have a registered trademark for EVOKE PHARMA and other trademarks, including GIMOTI in the United States.

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

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt. In addition to the payments previously made to Questcor, we were required to make additional milestone payments totaling up to $52 million. In March 2018, we and Mallinckrodt amended the asset purchase agreement to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment on the one-year anniversary after we receive FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, we recorded the $5 million payable owed to Mallinckrodt with a due date of June 19, 2021, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depended on Gimoti’s commercial success. We were required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2022, we have paid Mallinckrodt approximately $134,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Data Privacy and Security

We are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing

Human Capital

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

As of December 31, 2022, we had four full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

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

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make available copies of these reports, free of charge, on our website at www.evokepharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

•
our ability to successfully conduct a post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the risk that FDA may disagree with the design of the clinical trial;
•
patients taking Gimoti may suffer adverse effects for reasons that may or may not be related to Gimoti, which may adversely affect Gimoti’s commercial profile;
•
we may not be able to obtain, maintain and enforce our patents and other intellectual property rights; and
•
the impact of the COVID-19 pandemic on our ability to generate sales for Gimoti.

We may require substantial additional funding and may be unable to raise capital when needed, which would force us to liquidate, dissolve or otherwise wind down our operations.

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2022 of approximately $9.8 million, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the commercial success of Gimoti;
•
the repayment of unreimbursed commercialization costs to Eversana, approximately $48.4 million as of December 31, 2022, to be payable only as net product profits are recognized, or upon certain termination events;
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
•
the progress and costs of the post-marketing commitment PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the costs of any additional clinical trials we may pursue to expand the indication of Gimoti;
•
our ability to obtain, maintain and enforce our patents and other intellectual property rights and the costs incurred in doing so;
•
the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
•
costs associated with any other product candidates that we may develop, in-license or acquire; and
•
the impact of the COVID-19 pandemic on us or on third parties on whom we rely.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Product development costs will increase if we need to perform more or larger clinical trials than planned. For example, in connection with FDA’s approval of Gimoti, we committed to conduct a PK trial to characterize dose proportionality of a lower dose strength compared to the current 15 mg dose strength, and complete the trial by September 2022. However, due to ongoing discussions with the FDA regarding trial design and difficulties caused by the COVID-19 pandemic, we were unable to conduct the trial within the agreed-upon timeline. The timing of initiation of this trial is uncertain and is pending additional feedback from the FDA. Any failure by us to comply with reporting requirements applicable to this or any other post-marketing commitment could lead to FDA’s withdrawal of approval, or have other negative consequences on us.

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

We have no internal sales, marketing or distribution capabilities currently and rely on Eversana, and may rely on other third parties, for the commercialization of Gimoti, and we and they may not be able to effectively market, sell and distribute Gimoti.

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

Eversana may terminate our agreement under certain circumstances, including failure to make payments when due, if we are in material breach of the agreement and fail to remedy the breach following notice, if we enter into bankruptcy, or if we are excluded from participation in certain federal governmental programs or have similar actions taken against us. In addition, upon certain termination events, we have agreed to reimburse Eversana for certain of its unreimbursed commercialization costs.

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

The results of the market research studies may not predict prescribing trends by doctors or acceptance by patients, and are not intended to reflect or imply actual prescriptions or sales to date.

A key element of our business strategy is utilizing market research to understand what people with diabetic gastroparesis and their healthcare providers are seeking to improve in diabetic gastroparesis therapy. This strategy underlies our product design, marketing and customer support approach. However, market research studies are based on interviews, focus groups, and online surveys involving people with diabetic gastroparesis and their healthcare providers, which represent only a small percentage of the overall diabetic gastroparesis market. As a result, their responses may not be reflective of the broader market and may not provide us and Eversana accurate insight into the needs and preferences of people with diabetic gastroparesis. In addition, we or Eversana may not be able perform analyses of the study data that yield meaningful results, or the conclusions we or Eversana draw from such analyses could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the needs and preferences of people with diabetic gastroparesis and their healthcare providers, there can be no assurance that such studies will predict prescribing trends by doctors or acceptance by patients.

Our business, including our planned PK clinical trial, and financial condition is subject to risks arising from epidemic diseases such as the recent COVID-19 pandemic.

The COVID-19 pandemic continues to impact worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, presents substantial public health and economic challenges and has affected our employees, clinical trial subjects, physicians and other health care providers, communities and business operations, as well as the U.S. and global economies and financial markets. The continuing spread of COVID-19 pandemic and any future epidemic diseases may cause disruptions that could severely impact our business, including our planned PK clinical trial, and financial condition.

To date, we have experienced various disruptions to our sales activities as a result of COVID-19 and related mitigation measures. For example, Eversana’s commercialization efforts have been adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. As a result of these restrictions, their sales force has been restricted from conducting in-person interactions with certain physicians and customers and has been restricted to conducting educational and promotional activities for Gimoti virtually in certain circumstances, which has impacted Eversana’s ability to more actively market Gimoti.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic, or any other outbreak of an epidemic disease, impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Further, to the extent the COVID-19 pandemic or any other outbreak of an epidemic disease, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of December 31, 2022, we had four full-time employees and, as a result, we rely on outsourcing arrangements with third-party vendors for a significant portion of our activities, including commercial sales and marketing, data analysis, assistance with regulatory discussions, manufacturing, and the functions required of being a public company. Any failure of our third-party vendors to continue their support could adversely affect our ability to commercialize Gimoti.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and commercial personnel. We are highly dependent upon our senior management team composed of three individuals: David A. Gonyer, R.Ph., our Chief Executive Officer, Matthew J. D’Onofrio, our President and Operating Officer, and Marilyn Carlson, D.M.D., M.D., our Chief Medical Officer. The loss of services of any of these individuals could delay or prevent the successful commercialization of Gimoti.

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

There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, FDA and FTC have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. During 2021, we received a request for samples of Gimoti and we provided the requested samples in compliance with the requirements of the CREATES Act. No requests for Gimoti samples were received under the CREATES act in 2022.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has been the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product.

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

In addition, upon a change of control of our ownership, either party may terminate the Eversana Agreement. In the event that we initiate such termination, we shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana initiates such a termination, none of the unreimbursed commercialization costs incurred by Eversana will be due from Evoke.

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

Third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement, and we can offer no assurance that our efforts we will be successful, in which case our business may be materially and adversely affected.

For example, in 2022 we received a Paragraph IV certification notice letter from Teva Pharmaceuticals, Inc., or Teva, indicating that it has submitted to FDA an abbreviated new drug application, or ANDA, seeking approval to manufacture and sell a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray prior to the expiration of certain Orange Book-listed patents protecting Gimoti. In an ANDA, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. The Teva ANDA initially contained a Paragraph IV certification with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,020,361, expiration date December 22, 2029. We initiated a patent infringement lawsuit against Teva (Civil Action No. 1:22-cv-02019) to defend our intellectual property rights protecting Gimoti. After we initiated litigation, Teva converted to a Paragraph III certification, which prevents FDA from approving Teva’s ANDA until after the latest expiring patent expires in 2030. Consequently, the litigation against Teva has been dismissed. In addition, no future ANDA filer will be eligible to receive 180-day generic exclusivity for an ANDA that references Gimoti. This regulatory pathway is typically highly sought after by generic firms.

As illustrated by the now dismissed litigation against Teva, Evoke will vigorously defend and enforce our intellectual property rights protecting Gimoti. Although there is no currently pending litigation concerning our Gimoti patents, the outcome following legal assertions of invalidity and unenforceability is unpredictable. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Even after they have issued, our patents and any patents that we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2022 of approximately $9.8 million, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. There is no assurance that other financing will be available on acceptable terms, or at all, when needed to allow us to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years primarily related to funding commercialization activities for Gimoti, manufacturing commercial batches of Gimoti, and conducting the post-marketing commitment PK clinical trial of Gimoti. Our net loss for the year ended December 31, 2022, was approximately $8.2 million. As of December 31, 2022, we had an accumulated deficit of approximately $115.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue the commercial activities for Gimoti, including manufacturing commercial batches, conduct the post-marketing commitment PK clinical trial and any additional development activities should we seek additional indications, maintain, expand and protect our intellectual property portfolio and continue to fund general and administrative expenses and costs of being a public company. These costs will likely result in our incurring further significant losses until net sales from Gimoti exceed such costs, if ever.

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
•
the market acceptance of Gimoti;
•
the costs to conduct the post-marketing commitment PK clinical trial of Gimoti, including the timing and costs to manufacture product for such trial, and any additional development activities should we seek additional indications;
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

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, we currently may sell from time to time, at our option, up to an aggregate of $22.2 million of shares of our common stock through B. Riley FBR, Inc., or FBR, and H.C. Wainwright & Co., LLC, or HCW and together with FBR, the Sales Agents, pursuant to a sales agreement, or ATM Sales Agreement. Sales pursuant to the ATM Sales Agreement are registered pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on January 6, 2021. There can be no assurance that the Sales Agents will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.

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

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement.

As of March 20, 2023, our public float was approximately $18.7 million, based on 3,260,697 shares of outstanding common stock held by non-affiliates and at a price of $5.75 per share, which was the closing price of our common stock on the Nasdaq Capital Market on January 30, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of March 20, 2023, there was no capacity to issue additional shares of common stock pursuant to the Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $100.0 million and $52.1 million, respectively, and federal and state research and development credits of approximately $2.4 million and $1.5 million, respectively, which could be limited if we experience an “ownership change.” Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variations in the level of Gimoti sales;
•
additional clinical trials and related manufacturing and regulatory costs;
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

Although we are currently in compliance with the Nasdaq Capital Market continued listing requirements, we have in the past been subject to notifications from Nasdaq that we were not in compliance with certain listing requirements and we cannot assure you that we will be able to continue to comply with such requirements in the future. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy approximately 3,000 square feet of office space in Solana Beach, California under a lease that we entered into in December 2016. The lease was amended in September 2018, December 2019, December 2020, February 2022, and August 2022 to extend the expiration date through October 2023, subject to the landlord’s option to cancel upon 30 days written notice, but no sooner than October 31, 2023. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

Item 3. Legal Proceedings

On February 25, 2022, the Company received a letter notifying us that Teva submitted to FDA an ANDA for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,020,361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In April 2022, the Company initiated litigation in the United States District Court for the District of New Jersey (Civil Action No. 1:22-cv-02019), alleging that Teva infringes the patents covering Gimoti. After we initiated litigation, Teva converted to a Paragraph III certification, which prevents FDA from approving Teva’s ANDA until after the latest expiring patent expires in 2030. Consequently, the litigation against Teva was dismissed in January 2023.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOK.”

Holders of Common Stock

As of February 28, 2023, there were 5 holders of record of our common stock.

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

In January 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020 we borrowed $5 million under the Eversana Credit Facility. On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the FDA approved the Gimoti NDA) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs. We further amended the Eversana Agreement in November 2022 to provide the preexisting rights of both parties to terminate the agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party can terminate the agreement by written notice to the other party by November 30, 2022. Neither party terminated by November 30, 2022.

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

As of December 31, 2022, we had cash and cash equivalents of approximately $9.8 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2022, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Impact of COVID-19

Despite the COVID-19 pandemic, we began our commercial sales of Gimoti with Eversana in October 2020. We have experienced various disruptions to our sales activities, but have continued our efforts to reach physicians and customers. For example, Eversana’s commercialization efforts at the time we launched Gimoti were adversely affected by operational restrictions imposed on its sales force from quarantines, travel restrictions and bans, and other governmental restrictions related to COVID-19. Although restrictions for many in person visits have been lifted, some HCPs and hospitals still restrict visits, which continues to impact our sales efforts.

The COVID-19 pandemic has not significantly disrupted the operations of our third-party suppliers and manufacturers or delayed our manufacturing timelines of Gimoti, but has negatively impacted and may continue to negatively impact our ability to successfully commercialize Gimoti and generate product sales. Further, the COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions which could have an adverse effect on our future business and financial condition, including impairing our ability to raise capital when needed.

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

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., or Questcor, pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt. In addition to the payments previously made to Questcor, we were required to make additional milestone payments totaling up to $52 million. In March 2018, we and Mallinckrodt amended the asset purchase agreement to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment on the one-year anniversary after we receive FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, we recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depended on Gimoti’s commercial success. We were also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2022, we have paid Mallinckrodt approximately $134,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

Financial Operations Overview

Revenue Recognition

Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Gimoti, which we launched in the United States through prescription in October 2020 through our commercial partner Eversana. If we or Eversana fail to grow and maintain sales, we may never generate significant revenues and our results of operations and financial position will be adversely affected.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other metrics revenues continue to increase. Net product sales during the year ended December 31, 2022 were approximately $2.5 million compared to net product sales of approximately $1.6 million during the year ended December 31, 2021, an increase of approximately 56%. Excluding $0.7 million of revenue from sales to a third party for research purposes during the year ended 2021, net product sales increased 179%. We began a pilot program with vitaCare Prescription Services, or vitaCare, in February 2022, and vitaCare is now the exclusive prescription intake system used for Gimoti. vitaCare is a technology and services platform owned by GoodRx that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications. Specifically, vitaCare helps patients understand coverage and identify available savings opportunities, and facilitates communications between health care providers and payors. The platform also offers a seamless path for filling a prescription.

There were approximately 888 new inbound prescriptions into the vitaCare reimbursement center during the quarter ended December 31, 2022, a 14% increase compared to the prior quarter. Under vitaCare, patients who have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 79% of the time as of December 31, 2022. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 43% during the fourth quarter ended December 31, 2022.

The vitaCare team accesses the Medicare and Medicaid systems to facilitate product reimbursement submissions for patients seeking treatment. For the quarter ended December 31, 2022, these government programs made up approximately 38% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through December 31, 2022, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the sales organization continues to be positive with regard to physician interest. Although face to face visits by sales team members are more commonplace than during the pandemic, there are offices that continue to not allow face to face meetings apart from designated meeting times. However, when meetings with gastroenterology teams do occur, they generally generate prescriptions and fills. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well.

Key Opinion Leaders (KOLs) are actively presenting data regarding the safety profile for Gimoti. Data presented at Digestive Disease Week indicated a far lower incidence of tardive dyskinesia (TD) than previously published. This retrospective data was generated from a US based database with over 80 million patient lives. The outcome showed a 0.1% incidence of TD for gastroparesis patients taking any form of metoclopramide

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•
clinical and regulatory-related costs;
•
expenses incurred under agreements with contract research organizations, or CROs;
•
manufacturing and stability testing costs and related supplies and materials used in clinical trials; and
•
employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. In 2021, we initiated planning, and are in discussion with FDA related to the design, for an FDA post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Revenue Recognition

Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Gimoti, which was launched in the United States through prescription in October 2020 through our commercial partner Eversana. If we or Eversana fail to successfully launch Gimoti and grow and maintain sales, we may never generate significant revenues and our results of operations and financial position will be adversely affected.

In accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods in an amount that reflects the consideration we expect to receive in exchange for the goods provided. Customer control is determined upon the customer’s physical receipt of the product. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: identify the contracts with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) it satisfies a performance obligation. At contract inception, we assess the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the customer obtains control of the product.

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from our estimates. If actual results in the future vary from estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

We grant stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to our closing market price on the date the stock options are granted. The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted-average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. Expected volatility was calculated based on historical volatility of our common stock. The assumed dividend yield was based on our history of never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. We account for forfeitures as the forfeitures occur.

We granted options to purchase 78,247 and 140,167 shares of common stock in 2022 and 2021, respectively.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2022, we had federal and California tax net operating loss carryforwards of approximately $100.0 million and $52.1 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $38.4 million do not expire and will carry forward indefinitely. As of December 31, 2022, we also had federal and California research and development tax credit carryforwards of $2.4 million and $1.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Furthermore, under the U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase/
	2022	2021	(Decrease)
Net product sales	$2,508,645	$1,618,076	$890,569
Research and development expense	$300,789	$590,476	$(289,687)
Selling general and administrative expense	$9,623,599	$8,851,129	$772,470

Net Product Sales. Net product sales for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased by approximately $0.9 million. During the year ended December 31, 2021, approximately $718,000 of Gimoti was sold to a third party for research purposes. We received FDA approval of our Gimoti NDA in June 2020 and began commercial sales in October 2020. The increase in product sales during 2022 is due to increased product adoption as commercialization efforts continue, including face-to-face interactions with physicians and other healthcare providers by Eversana, and a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 decreased by approximately $0.3 million. Costs incurred in 2022 included approximately $261,000 related to stability testing and approximately $37,000 for wages, taxes and employee insurance, including approximately $11,000 of stock-based compensation expense. Costs incurred in 2021 included approximately $293,000 related to stability testing and approximately $255,000 for wages, taxes and employee insurance, including approximately $102,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased by approximately $0.8 million. Costs incurred in 2022 primarily included approximately $3.8 million for wages, taxes, and employee insurance, including approximately $1.4 million of stock-based compensation expense, approximately $2.8 million for marketing and Eversana profit sharing, approximately $2.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and $188,000 for facility-related expenses.

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

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements. In November 2017, we filed a shelf registration statement with the SEC on Form S-3. The shelf registration statement included a prospectus for the at-the-market offering to sell up to an aggregate of $16.0 million of shares of our common stock through B. Riley FBR, Inc., or FBR, as a sales agent, or FBR Sales Agreement. Effective January 6, 2021, we terminated the FBR Sales Agreement. As a result, there were no shares sold under the FBR Sales Agreement during the year ended December 31, 2021.

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During 2021, we sold 18,091 shares of common stock at a weighted-average price per share of $17.64 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. During the year ended December 31, 2022, we sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement.

As of March 20, 2023, our public float was approximately $18.7 million based on 3,260,697 shares of outstanding common stock held by non-affiliates and at a price of $5.75 per share, which was the closing price of our common stock on the Nasdaq Capital Market on January 30, 2023. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. As of March 20, 2023, there was no capacity to issue additional shares of common stock pursuant to the Sales Agreement. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

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

In January 2021, we completed the sale of 479,167 shares of our common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd. The price to the public in this offering was $30.00 per share resulting in gross proceeds to us of approximately $14.4 million. After deducting underwriting discounts and commissions, and offering expenses paid by us, the net proceeds to us raised from this offering were approximately $13.1 million.

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2022 of approximately $9.8 million, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase/
	2022	2021	(Decrease)
Net cash used in operating activities	$(6,595,987)	$(12,352,944)	$(5,756,957)
Net cash provided by financing activities	$7,294,976	$13,428,715	$(6,133,739)
Net increase in cash and cash equivalents	$698,989	$1,075,771	$(376,782)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the year ended December 31, 2022 was primarily related to commercialization activities for Gimoti. The cash used in operating activities during the year ended December 31, 2021 was primarily related to commercialization activities for Gimoti and the $5 million milestone payment to Mallinckrodt. We expect that cash used in operating activities will increase during 2023 due to commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the year ended December 31, 2022, we received net proceeds of approximately $7.3 million from the sale of 621,697 shares of common stock pursuant to the ATM Sales Agreement.

During the year ended December 31, 2021, we received net proceeds of approximately $13.1 million from the sale of 479,167 shares of common stock pursuant to an underwritten public offering, approximately $313,000 from the sale of 18,091 shares of common stock pursuant to the ATM Sales Agreement, and approximately $45,000 from the exercise of stock options to purchase 5,619 shares of common stock.

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

Off-Balance Sheet Arrangements

Through December 31, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, December 2019, December 2020, February 2022, and August 2022 and has an amended expiration date of October 31, 2023, subject to the landlord’s option to cancel upon 30 days written notice, but no sooner than October 31, 2023. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2022, future minimum lease payments for our facility lease are approximately $134,000.

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

As required by SEC Rule 13a-15(b), as of December 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Business Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” and “Executive Officers,” and is incorporated herein by reference.

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

(c) See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Evoke Pharma, Inc.

Solana Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evoke Pharma, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue under the Eversana Agreement

As described in Notes 2 and 7 of the financial statements, the Company product Gimoti is commercialized through the Company’s commercial partner. The Company recognizes revenue when a customer obtains control of promised goods in an amount that reflects the consideration the Company expects to receive in exchange for goods provided. Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements as well as to uninsured patients.

We have identified the auditing of revenue a critical audit matter. The principal consideration that led to our determination is evaluating the reliability of sales quantity provided by third parties used as source data for recording revenue transactions. Auditing the Company’s revenue was especially challenging due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Confirming the quantity and sales of Gimoti with service providers that fulfill orders and comparing that to information confirmed by the commercial partner.
•
Evaluating sales quantity by verifying beginning and ending inventory balances and testing the movement of inventory during the year to ensure quantities attributable to sales agree to confirmed quantities.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

San Diego, California

March 21, 2023

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$9,843,699	$9,144,710
Accounts receivable, net	624,832	295,193
Prepaid expenses	952,954	923,746
Inventory, net	289,378	185,534
Other current assets	11,551	11,551
Total current assets	11,722,414	10,560,734
Operating lease right-of-use asset	129,074	12,428
Total assets	$11,851,488	$10,573,162

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$934,312	$874,028
Accrued compensation	591,158	519,317
Operating lease liability	129,074	12,428
Total current liabilities	1,654,544	1,405,773
Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	1,112,295	612,295
Total long-term liabilities	6,112,295	5,612,295
Total liabilities	7,766,839	7,018,068

Commitments and contingencies (Note 3)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2022 and 2021; issued and outstanding shares — 0 at December 31, 2022 and 2021 respectively	-	-
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2022 and 2021; issued and outstanding shares — 3,343,070 and 2,721,373 at December 31, 2022 and 2021, respectively	334	272
Additional paid-in capital	119,731,458	110,977,835
Accumulated deficit	(115,647,143)	(107,423,013)
Total stockholders' equity	4,084,649	3,555,094
Total liabilities and stockholders' equity	$11,851,488	$10,573,162

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2022	2021

Net product sales	$2,508,645	$1,618,076
Operating expenses:
Cost of goods sold	370,394	328,118
Research and development	300,789	590,476
Selling, general and administrative	9,623,599	8,851,129
Total operating expenses	10,294,782	9,769,723
Loss from operations	(7,786,137)	(8,151,647)
Other income (expense):
Forgiveness of paycheck protection loan and accrued interest	-	105,130
Interest income	62,007	8,615
Interest expense	(500,000)	(500,050)
Total other income (expense)	(437,993)	(386,305)
Net loss	$(8,224,130)	$(8,537,952)

Net loss per share of common stock, basic and diluted	$(2.62)	$(3.18)

Weighted-average shares used to compute basic and diluted net loss per share	3,143,626	2,682,145

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	2,218,496	$222	$95,670,216	$(98,885,061)	$(3,214,623)
Stock-based compensation expense	—	—	1,878,954	—	1,878,954
Issuance of common stock, net of costs of $1,304,846	479,167	48	13,070,106	—	13,070,154
Issuance of common stock from stock option exercises	5,619	—	45,454	—	45,454
Issuance of common stock from ATM offering, net of costs of $6,421	18,091	2	313,105	—	313,107
Net loss	—	—	—	(8,537,952)	(8,537,952)
Balance at December 31, 2021	2,721,373	$272	$110,977,835	$(107,423,013)	$3,555,094
Stock-based compensation expense	—	—	1,458,709	—	1,458,709
Issuance of common stock from ATM, net of costs of $148,993	621,697	62	7,294,914	—	7,294,976
Net loss	—	—	—	(8,224,130)	(8,224,130)
Balance at December 31, 2022	3,343,070	$334	$119,731,458	$(115,647,143)	$4,084,649

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(8,224,130)	$(8,537,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for obsolete inventory	—	30,000
Forgiveness of paycheck protection loan and accrued interest	—	(105,130)
Non-cash lease expense	37,025	—
Stock-based compensation expense	1,458,709	1,878,954
Change in operating assets and liabilities:
Accounts receivable, net	(329,639)	(271,882)
Prepaid expenses and other assets	(29,208)	157,593
Inventory	(103,843)	20,946
Accounts payable and other current liabilities	60,284	(527,859)
Accrued compensation	71,840	(496,915)
Accrued interest expense	500,000	499,301
Operating lease liabilities	(37,025)	—
Milestone payable	—	(5,000,000)
Net cash used in operating activities	(6,595,987)	(12,352,944)

Financing activities
Proceeds from issuance of common stock	—	14,375,000
Payment of common stock offering costs	—	(1,304,846)
Proceeds from issuance of common stock from ATM	7,443,969	319,528
Payment of ATM offering costs	(148,993)	(6,421)
Proceeds from issuance of common stock from exercise of stock options	—	45,454
Net cash provided by financing activities	7,294,976	13,428,715
Net increase in cash and cash equivalents	698,989	1,075,771
Cash and cash equivalents at beginning of period	9,144,710	8,068,939
Cash and cash equivalents at end of period	$9,843,699	$9,144,710

Non-cash financing activities
Forgiveness of paycheck protection loan and accrued interest	$—	$105,130
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$153,671	$—

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

Reclassification of Prior Period Balances

The presentation of offering costs in the statement of cash flow for the year ended December 31, 2021, were reclassified to conform with the statement of cash flow presentation for the year ended December 31, 2022.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. The Company ended 2022 with approximately $9.8 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. Estimates for allowances for doubtful accounts are determined based on existing contractual obligations and historical payment patterns. The allowance for doubtful accounts was zero at December 31, 2022 and December 31, 2021, and no bad debt expense was recorded for the years ended December 31, 2022 and December 31, 2021.

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

Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory at that time. The Company’s inventory consisted of approximately $239,000 and $150,000 of raw materials at December 31, 2022 and December 31, 2021, respectively, and approximately $50,000 and $35,000 of finished goods inventory at December 31, 2022 and December 31, 2021, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Inventory at December 31, 2021 was written down by $30,000 due to establishing a reserve for obsolescence, and this inventory was subsequently destroyed. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

Revenue Recognition

The Company’s ability to generate revenue and become profitable depends on its ability to successfully commercialize Gimoti, which was launched in the United States in October 2020 through the Company’s commercial partner Eversana. If the Company or Eversana fail to successfully grow and maintain sales of Gimoti, the Company may never generate significant revenues and its results of operations and financial position will be adversely affected.

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

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $66,000 and $44,000 at December 31, 2022 and December 31, 2021, respectively, are classified as accounts payable and accrued expenses in the balance sheets. During the year ended December 31, 2021, approximately $718,000 of Gimoti was sold to a third party for research purposes.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted. The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. Expected volatility was calculated based on historical volatility of our common stock. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The Company accounts for forfeitures as the forfeitures occur.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants to purchase common stock and options to purchase common stock under the Company’s equity incentive plan.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Warrants to purchase common stock	-	139,972
Common stock options	491,851	417,788
Total excluded securities	491,851	557,760

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. The new standard will be effective for the Company on January 1, 2023. Management is in the process of evaluating the impact upon adoption on January 1, 2023. Management does not believe the impact will be material.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or Subtopic 470-20 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share, or EPS, calculation in certain areas. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

3. Commitments and Contingencies

Leases

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, December 2019, December 2020, February 2022, and August 2022 and has an expiration date of October 31, 2023, subject to the landlord’s option to cancel upon 30 days written notice, but not sooner than October 31, 2023. According to ASU No. 2016-02, the Company recognized an operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and then amortizes the ROU assets over the lease term. The Company applies a discount rate to the minimum lease payments within the lease agreement to determine the value of right-of-use assets and lease liabilities. Unless the rate implicit in the lease is determinable, ASU No. 2016-02 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The Company noted that the implicit rate in the lease was not determinable and calculated its incremental borrowing rate primarily based on the Company’s assumed borrowing rate of 10% for the years ended December 31, 2022 and 2021.

The short-term lease expense of $112,000 is included in the general and administrative expense for the twelve months ended December 31, 2022. The operating lease expense of $38,000 and $138,000 is included in the general and administrative expense for the year ended December 31, 2022 and 2021, respectively. The cash paid for the operating lease liability was $39,000 and $137,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company has future minimum lease payments under its existing facility lease of approximately $134,000 payable in 2023. The remaining lease term was 0.83 years and .08 years as of December 31, 2022 and 2021, respectively.

Legal Proceedings

On February 25, 2022, the Company received a letter notifying us that Teva Pharmaceuticals, Inc. (“Teva”) submitted to FDA an abbreviated new drug application ("ANDA") for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,020,361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In April 2022, the Company initiated litigation in the United States District Court for the District of New Jersey, alleging that Teva infringes the patents covering Gimoti. After we initiated litigation, Teva converted to a Paragraph III certification, which prevents FDA from approving Teva’s ANDA until after the latest expiring patent expires in 2030. Consequently, the litigation against Teva has been dismissed.

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

The remaining $47 million in milestone payments depended on Gimoti’s commercial success. The Company was required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2022, the Company has paid Mallinckrodt approximately $134,000 in royalties on net sales of Gimoti. The Company’s obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

5. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2022 or 2021.

Common Stock

As of December 31, 2022, there were 3,343,070 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company. To date, no dividends have been declared.

Sale of Common Stock in Public Offering

In January 2021, the Company completed the sale of 479,167 shares of its common stock in an underwritten public offering led by Laidlaw & Company (UK) Ltd. The price to the public in this offering was $30.00 per share resulting in gross proceeds to the Company of approximately $14.4 million. After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company raised from this offering were approximately $13.1 million.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the year ended

December 31, 2021, the Company sold 18,091 shares of common stock at a weighted-average price per share of $17.66 pursuant to the ATM Sales Agreement and received proceeds of approximately $313,000, net of commissions and fees. During the year ended December 31, 2022, the Company sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees.

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

During 2021, there were no warrants exercised and warrants to purchase 13,517 shares of common stock expired. At December 31, 2021, there were warrants outstanding to purchase 139,972 shares of common stock with a weighted average exercise price of $34.80. During 2022, no warrants were exercised and warrants to purchase 139,972 shares of common stock expired. At December 31, 2022, there were no outstanding warrants to purchase shares of common stock.

Equity Incentive Award Plans

In August 2013, the Company adopted the 2013 Equity Incentive Award Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Since its adoption, the Company’s stockholders have amended and restated the 2013 Plan. As of April 2018, the Company’s stockholders increased the number of shares of common stock authorized for issuance under the 2013 Plan to an aggregate of 323,869 shares, and extended the term of the 2013 Plan to February 2028. In addition, the number of shares available for issuance is annually increased on the first day of each fiscal year by that number of shares equal to the least of (a) four percent of the outstanding shares of common stock on the last day of the immediately preceding calendar year, and (b) such other amount determined by the Company’s board of directors. Notwithstanding the foregoing, the number of shares of common stock that may be issued or transferred pursuant to incentive stock options under the Restated Plan may not exceed an aggregate of 666,666 shares.

As a result of the annual increases since the 2013 Plan originated, and the increase of stock options reserved under the restatements of the 2013 Plan approved by the Company’s stockholders through April 2018, the Company has increased the number shares reserved for issuance under the 2013 Plan by 618,494 shares. As of December 31, 2022, 146,497 options remain available for future grant under the 2013 Plan. On January 1, 2023, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 133,722 shares, making 280,219 options available for future grant under the 2013 Plan.

Options granted under the 2013 Plan have ten-year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 78,247 and 140,167 shares of common stock in 2022 and 2021, respectively. The exercise price of all options granted during the years ended December 31, 2022 and 2021 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2013 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	417,788	$21.60	7.85	—
Granted	78,247	$6.10	9.24
Expired/Forfeited/Exchanged	(4,184)	$20.72	7.42
Outstanding at December 31, 2022	491,851	$19.11	7.22	$9,440

Vested and expected to vest at December 31, 2022	491,851	$19.11	7.22	$9,440

Exercisable at December 31, 2022	327,107	$20.70	6.70	$1,180

The aggregate intrinsic values of outstanding options is calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $2.68 at December 31, 2022.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2022 and 2021, was $4.86 and $23.16, respectively.

Employee Stock Purchase Plan

In June 2013, the Company’s board of directors adopted the ESPP, and the Company’s stockholders approved the ESPP on August 29, 2013. The ESPP became effective on the day prior to the effectiveness of the IPO. The ESPP permits participants to purchase the Company’s common stock at 85% of the fair market value through payroll deductions of up to 20% of their eligible compensation. A total of 2,500 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP has been annually increased on the first day of each fiscal year during the term of the ESPP by an amount equal to the lesser of: (i) 2,500 shares; (ii) one percent of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine.

In May 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 8,333 shares (to an aggregate of 20,833 shares), to increase the annual evergreen provision from 2,500 shares to 8,333 shares, and to extend the term of the ESPP into 2027. The Company increased the number shares reserved for issuance under the ESPP by 60,000 shares since the inception of the ESPP. As of December 31, 2022, 37,048 shares remain available for future issuance under the ESPP. On January 1, 2023, the Company further increased the number of shares reserved for future issuance under the ESPP by 8,333 shares, making 45,381 shares available for future issuance under the ESPP after that increase.

No shares of common stock were issued through the ESPP during 2022 and 2021.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following assumptions for option grants during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk free interest rate	1.67%-3.55%	0.57% - 1.08%
Expected option term	5.5- 6.0 years	5.5 - 6.0 years
Expected volatility of common stock	97.04%- 113.23%	103.45% - 107.53%
Expected dividend yield	0.0%	0.0%

The estimated fair value of the shares to be acquired under the ESPP was determined on the initiation date of each six-month purchase period using the Black-Scholes option-pricing valuation model with the following assumptions for ESPP shares to be purchased during the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Risk free interest rate	—	0.13%
Expected term	—	0.5 years
Expected volatility of common stock	—	111.98%
Expected dividend yield	—	0.0%

The Company recognized stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Research and development	$11,278	$101,754
Selling, general and administrative	1,447,431	1,777,200
Total stock-based compensation expense	$1,458,709	$1,878,954

As of December 31, 2022, there was approximately $1.8 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Stock options issued and outstanding	491,851	417,788
Authorized for future option grants	146,497	121,974
Warrants to purchase common stock	—	139,972
Authorized for employee stock purchase plan	37,048	28,715
Total common stock reserved for future issuance	675,396	708,449

6. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2022 and 2021, the Company adopted Safe Harbor 401(k) provisions. No contributions were required to be made to the accounts of employees for the years ended December 31, 2022 and 2021 in order to maintain the Plan’s compliance with Internal Revenue Service regulations.

7. Commercial Services and Loan Agreements with Eversana

On January 21, 2020, the Company entered into a commercial services agreement (as amended, the “Eversana Agreement”) with Eversana for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States.

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the years ended December 31, 2022 and 2021, approximately $2.0 million and $1.3 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of December 31, 2022, unreimbursed commercialization costs to Eversana were approximately $48.4 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch; if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership. In the event that the Company initiates such termination, the Company shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed cost plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days.

In connection with the Eversana Agreement, the Company and Eversana have entered into the Eversana Credit Facility, pursuant to which Eversana has agreed to provide a revolving Credit Facility of up to $5 million to the Company upon FDA approval of the Gimoti NDA under certain customary conditions. The Eversana Credit Facility terminates on December 31, 2026, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than the Company’s intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in the Company’s intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020 the Company borrowed $5 million under the Eversana Credit Facility.

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

On November 3, 2022, the Company and Eversana entered into Amendment No. 2 (the "Amendment") to the Eversana Agreement. The Amendment provides that the preexisting rights of both parties to terminate the commercial services agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party can terminate by written notice to the other party by November 30, 2022. Neither party terminated the Agreement under this Amendment.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheet at December 31, 2022. The Company has an uncertain tax position (“UTP”) of approximately $2.0 million related to California net operating losses at December 31, 2022. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities.

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(%)	(%)
Federal statutory rate	21	21
Change in valuation allowance	-	5
State income taxes, net of federal credits	2	—
Removal of net operating losses and other credits	(24)	(25)
Impact of state tax rate change	1	—
Stock compensation and other permanent items	—	(1)
Effective income tax rate	—	—

Pursuant to Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has excluded the deferred tax assets for net operating losses of approximately $24.5 million and a research and development credit of approximately $3.6 million generated through December 31, 2022 from its deferred tax asset. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Acquired technology	$-	$543,000
Stock compensation expense	1,825,000	1,413,000
Capitalized R&D	125,000	-
Lease liability	29,000	3,000
Accruals and other	136,000	110,000
Total deferred tax assets	2,115,000	2,069,000
Deferred tax liabilities:
Right of use asset	(29,000)	(3,000)
Total deferred tax liabilities	(29,000)	(3,000)
Less valuation allowance	(2,086,000)	(2,066,000)
Net deferred tax assets (liabilities)	$—	$—

The deferred tax assets and valuation allowance as of December 31, 2022 increased by $20,000, compared to an increase of $444,000 as of December 31, 2021. The Company carries a full valuation allowance against these deferred tax assets, therefore, the adjustments had no effect on the balance sheets, statements of operations and cash flows for the periods presented.

At December 31, 2022, the Company has federal and California net operating loss carryforwards of approximately $100.0 million and $52.1 million, respectively. The federal and California net operating loss carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $38.2 million do not expire and will carry forward indefinitely. At December 31, 2022, the Company also has federal and California research tax credit carryforwards of approximately $2.4 million and $1.5 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely. Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of the Company’s taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

California Assembly Bill 85 (“AB 85”), which intends to close a gap in the budget created by the COVID-19 pandemic, was signed into law on June 29, 2020. AB 85 disallows California net operating losses for any taxable year beginning on or after January 1, 2020 and before January 1, 2023 for any corporation with a net business or modified adjusted gross income of more than $1 million for the taxable year. This bill also limits any business credit to offset a maximum of $5 million of California tax, including the California research credit. Senate Bill 113 (SB 113), signed into law February 9, 2022, removes these limitations for tax year 2022, in effect shortening the longer suspension period for NOL deductions and use of tax credits under SB 85. The Company has a taxable loss for the year ended December 31, 2022, and therefore is not affected by the limitation.

There were no changes to unrecognized tax benefits in 2022 and 2021. As such, the balance of unrecognized tax benefits (excluding interest and penalties) was approximately $2.0 million at December 31, 2022 and 2021. The Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense when incurred. To date, since no benefit has been taken related to the UTP, there has been no interest and penalties recognized.

Due to the full valuation allowance that the Company has on the deferred tax assets, there are no unrecognized tax benefits that would impact the effective tax rate, if recognized.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Amended and Restated Bylaws of the Company

4.1(3)	Form of the Company’s Common Stock Certificate

4.2(23)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)#	Form of Indemnity Agreement for Directors and Officers

10.2(5)#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer

10.3(6)#	2013 Equity Incentive Award Plan and form of option agreement thereunder

10.4(7)#	2013 Employee Stock Purchase Plan restated effective May 3, 2017

10.5(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer

10.6(5)#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio

10.7(8)†	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.

10.8(9)#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson

10.9(11)	Standard Office Lease, dated as of December 19, 2016, between the Company and SB Corporate Centre III-IV, LLC

10.10(1)#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio

10.11(11)#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson

10.12(13)†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited

10.13(10)†	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.

10.14(15)	Amendment to Asset Purchase Agreement entered into by and between the Company and Mallinckrodt ARD Inc. dated March 21, 2018

10.15(14)	2013 Equity Incentive Award Plan, as amended and restated, effective February 7, 2018

10.16(16)	First Amendment to Standard Office Lease dated September 27, 2018 between the Company and SB Corporate Centre III-IV, LLC.

10.17(17)	Second Amendment to Standard Office Lease dated December 6, 2019 between the Company and SB Corporate Centre III IV, LLC

10.18(18)†	Commercial Services Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC

10.19(18)†	Loan Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC

10.20(19)†	3PL Agreement between the Company and Eversana Life Science Services, LLC dated August 27, 2020

Exhibit Number	Description of Exhibit

10.21(20)	At Market Issuance Sales Agreement, dated as of December 22, 2020, between the Company, B. Riley Securities and H.C. Wainwright & Co., LLC.

10.22(21)	Third Amendment to Standard Office Lease dated December 15, 2020 between the Company and SB Corporate Centre III-IV, LLC.

10.23(24)#	Non-Employee Director Compensation Policy, as Amended and Restated Effective February 2, 2022

10.24(24)	Fourth Amendment to Standard Office Lease dated February 3, 2022 between the Company and SB Corporate Centre III-IV, LLC.

10.25(22)†	Amendment No. 1 to the Commercial Services Agreement, dated as of February 1, 2022, between the Company and Eversana Life Sciences Services, LLC

10.26(23)†	Amendment No. 2 to the Commercial Services Agreement, dated as of November 3, 2022, between the Company and Eversana Life Sciences Services, LLC

10.27	Fifth Amendment to Standard Office Lease, dated August 24, 2022, between the Company and SB Corporate Centre III-IV, LLC.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.PRE	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2013.
(2)
Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2022.
(3)
Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on August 16, 2013.
(4)
Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 24, 2013.
(5)
Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 14, 2013.
(6)
Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed with the SEC on August 30, 2013
(7)
Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 22, 2017.
(8)
Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on July 3, 2013

(9)
Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.
(10)
Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2016.
(11)
Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2017.
(12)
Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on November 14, 2017.
(13)
Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018.
(14)
Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2018.
(15)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2018.
(16)
Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.
(17)
Reserved.
(18)
Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
(19)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020.
(20)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.
(21)
Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on December 22, 2020.
(22)
Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.
(23)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022.
(24)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022
(25)
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

EVOKE PHARMA, INC.

Date: March 21, 2023	By:	/s/ David A. Gonyer, R.Ph.
David A. Gonyer, R.Ph.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer, R.Ph	Chief Executive Officer and Director (principal executive officer)	March 21, 2023
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	President, Chief Operating Officer, Treasurer	March 21, 2023
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 21, 2023
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 21, 2023
Todd C. Brady, M.D., Ph.D.

/s/ Malcolm R. Hill, Pharm. D.	Director	March 21, 2023
Malcolm R. Hill, Pharm. D.

/s/ Vickie W. Reed	Director	March 21, 2023
Vickie W. Reed

/s/ Kenneth J. Widder, M.D.	Director	March 21, 2023
Kenneth J. Widder, M.D.