Form 10-Q
period 2023-03-31
Evoke Pharma Inc
filed 2023-05-15
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 3,343,070 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,212,804	$9,843,699
Accounts receivable, net	687,302	624,832
Prepaid expenses	671,386	952,954
Inventory, net	364,867	289,378
Other current assets	11,551	11,551
Total current assets	9,947,910	11,722,414
Operating lease right-of-use asset	91,397	129,074
Total assets	$10,039,307	$11,851,488

Liabilities and stockholders' equity
Current Liabilities:
Accounts payable and accrued expenses	$1,185,925	$934,312
Accrued compensation	400,251	591,158
Operating lease liability	91,397	129,074
Total current liabilities	1,677,573	1,654,544

Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	1,235,583	1,112,295
Total long-term liabilities	6,235,583	6,112,295
Total liabilities	7,913,156	7,766,839

Commitments and contingencies (Note 3)
Stockholders' equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares — 0 at March 31, 2023 and December 31, 2022 respectively	-	-
Common stock, $0.0001 par value; authorized shares — 50,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares — 3,343,070 at March 31, 2023 and December 31, 2022, respectively	334	334
Additional paid-in capital	120,016,030	119,731,458
Accumulated deficit	(117,890,213)	(115,647,143)
Total stockholders' equity	2,126,151	4,084,649
Total liabilities and stockholders' equity	$10,039,307	$11,851,488

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net product sales	$810,408	$418,380
Operating expenses:
Cost of goods sold	50,591	22,760
Research and development	66,990	41,717
Selling, general and administrative	2,847,940	2,405,075
Total operating expenses	2,965,521	2,469,552
Loss from operations	(2,155,113)	(2,051,172)
Other income (expense):
Interest income	35,331	795
Interest expense	(123,288)	(123,288)
Total other (expense)	(87,957)	(122,493)
Net loss	$(2,243,070)	$(2,173,665)

Net loss per share of common stock, basic and diluted	$(0.67)	$(0.80)

Weighted-average shares used to compute basic and diluted net loss per share	3,343,070	2,731,440

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	3,343,070	$334	$119,731,458	$(115,647,143)	$4,084,649
Stock-based compensation expense	—	—	284,572	—	$284,572
Net loss	—	—	—	(2,243,070)	$(2,243,070)
Balance at March 31, 2023	3,343,070	$334	$120,016,030	$(117,890,213)	$2,126,151

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	2,721,373	$272	$110,977,835	$(107,423,013)	$3,555,094
Issuance of common stock from ATM offering, net of costs of $3,548	21,783	2	171,519	—	171,521
Stock-based compensation expense	—	—	381,061	—	381,061
Net loss	—	—	—	(2,173,665)	(2,173,665)
Balance at March 31, 2022	2,743,156	274	111,530,415	(109,596,678)	1,934,011

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities
Net loss	$(2,243,070)	$(2,173,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	37,676	—
Stock-based compensation expense	284,572	381,061
Change in operating assets and liabilities:
Accounts receivable, net	(62,470)	(123,717)
Prepaid expenses, inventory and other assets	206,079	227,100
Accounts payable and other current liabilities	251,613	58,022
Accrued compensation	(190,907)	(107,119)
Accrued interest expense	123,288	123,288
Operating lease liabilities	(37,676)	—
Net cash used in operating activities	(1,630,895)	(1,615,030)

Financing activities
Proceeds from issuance of common stock from ATM	—	175,069
Payment of common stock offering costs from ATM	—	(3,548)
Net cash provided by financing activities	-	171,521
Net decrease in cash and cash equivalents	(1,630,895)	(1,443,509)
Cash and cash equivalents at beginning of period	9,843,699	9,144,710
Cash and cash equivalents at end of period	$8,212,804	$7,701,201

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of March 31, 2023, the Company had approximately $8.2 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Reverse Stock Split

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

2. Summary of Significant Accounting Policies

The accompanying condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Cash and Cash Equivalents

The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). This cash is held in checking, cash sweep, and money market accounts. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company maintains an insured cash sweep account in which cash from its main operating checking account is invested overnight in highly liquid, short-term investments. The Company considers all highly liquid investments with a maturity date of 90 days or less at the date of purchase to be cash equivalents. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The allowance for doubtful accounts was zero at March 31, 2023 and December 31, 2022 and no bad debt expense was recorded for the three months ended March 31, 2023 and 2022.

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

The Company’s inventory consisted of approximately $214,000 and $239,000 of raw materials at March 31, 2023 and December 31, 2022, approximately $122,000 of work-in-process at March 31, 2023, and approximately $28,000 and $50,000 of finished goods inventory at March 31, 2023 and December 31, 2022, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) it satisfies a performance obligation. At contract inception, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the customer obtains control of the product. Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts.

Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgement to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $13,000 were recorded as a reduction to Accounts Receivable as of December 31, 2022, and $15,000 were recorded as accounts payable and accrued expenses on the balance sheet as of March 31, 2023.

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $76,000 and $66,000 at March 31, 2023 and December 31, 2022, respectively, are classified as accounts payable and accrued expenses in the balance sheets.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted. The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. Expected volatility was calculated based upon the Company’s historical volatility. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The Company accounts for forfeitures as the forfeitures occur.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include compensation and related benefits, stock-based compensation expense, and costs paid to third-party contractors for product development activities and drug product materials. The Company will expense the clinical, regulatory and manufacturing costs related to the post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, as well as other costs that may occur for any additional clinical trials the Company may pursue to expand the indication of Gimoti.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Warrants to purchase common stock	—	1,000
Common stock options	569,351	451,122
Total excluded securities	569,351	452,122

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. The Company's adoption of this accounting standard on January 1, 2023 did not have a material impact on the Company's financial statements and related disclosures.

3. Commitments and Contingencies

Leases

The Company’s operating lease for office space in Solana Beach, California was extended in February 2022 and had an expiration date of October 31, 2022, subject to the landlord’s option to cancel upon 30 days written notice. The Company extended this lease for an additional 12 months, effective November 1, 2022.

As of March 31, 2023, the Company has future minimum lease payments under its existing facility lease of approximately $94,000 payable in 2023. The remaining lease term is 0.58 years and the discount rate used was 10% for the office lease as of March 31, 2023.

The short-term lease expense of $24,854 and the operating lease expense of $11,471 are included in the general and administrative expense for the three months ended March 31, 2022. The operating lease expense of $37,372 was included in general and administrative expense for the three months ended on March 31, 2023. The cash paid for the operating lease liability was $40,112 and $37,281 for the three months ended on March 31, 2023 and 2022, respectively.

Legal Proceedings

On February 25, 2022, the Company received a letter notifying us that Teva submitted to FDA an ANDA for a generic version of Gimoti (metoclopramide hydrochloride) nasal spray eq. 15 mg base/spray that contains Paragraph IV certifications with respect to two of our patents covering Gimoti, U.S. Patent Nos. 8,334,281, expiration date May 16, 2030; and 11,020,361, expiration date December 22, 2029. These patents are listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Gimoti. The certifications allege these patents are invalid or will not be infringed by the manufacture, use or sale of Teva’s metoclopramide hydrochloride nasal spray eq. 15 mg base/spray. In April 2022, the Company initiated litigation in the United States District Court for the District of New Jersey (Civil Action No. 1:22-cv-02019), alleging that Teva infringes the patents covering Gimoti. After the Company initiated litigation, Teva converted to a Paragraph III certification, which prevents the FDA from approving Teva’s ANDA until after the latest expiring patent expires in 2030. Consequently, the litigation against Teva was dismissed in January 2023.

4. Technology Acquisition Agreement

In June 2007, the Company acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc. (“Questcor”) pursuant to an asset purchase agreement. The Company paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in the Company’s Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc (“Mallinckrodt”) acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with the Company to Mallinckrodt. In March 2018, the Company and Mallinckrodt amended the asset purchase agreement to defer development and approval milestone payments, such that, rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, the Company would be required to make a single $5 million payment on the one-year anniversary after the Company receives FDA approval to market Gimoti. At the time of the Gimoti NDA approval, the Company recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021. The Company was also required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. The Company’s obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

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

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the three months ended March 31, 2022, the Company sold 21,783 shares of common stock at a weighted-average price per share of $8.04 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees. No shares were sold pursuant to the ATM Sales Agreement in the three months ended March 31, 2023.

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

During the three months ended March 31, 2022, warrants to purchase 138,972 shares of common stock expired. At March 31, 2023, and December 31, 2022, there were no warrants outstanding.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the three months ended March 31, 2023 and 2022, the Company granted stock options to purchase 77,500 and 37,499 shares of the Company’s common stock, respectively. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions for option grants during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Common Stock Options
Risk free interest rate	1.34%	1.67%
Expected option term	5.5 - 6.02 Years	6.0 Years
Expected volatility of common stock	99.34% - 102.20%	105.86%
Expected dividend yield	0.0%	0.0%

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$2,840	$1,856
Selling, general and administrative	281,732	379,205
Total stock-based compensation expense	$284,572	$381,061

As of March 31, 2023, there was approximately $1.8 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.05 years.

6. Commercial Services and Loan Agreements with Eversana

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended March 31, 2023 and 2022, approximately $775,000 and $347,000 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of March 31, 2023, unreimbursed commercialization costs to Eversana were approximately $52.6 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties.

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

In addition, either party may terminate the agreement-

•
for the material breach of the other party, subject to a 60-day cure period;
•
in the event an insolvency, petition of the other party is pending for more than 60 days;

•
upon 30 days written notice to the other party if Gimoti is subject to a safety recall;
•
the other party is in breach of certain regulatory compliance representations under the agreement;
•
if the Company discontinues the development or production of Gimoti;
•
if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch;
•
if the cumulative net product profits fail to reach certain thresholds in the first three years following launch;
•
if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical; or
•
upon a change of control of the Company’s ownership.

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

In connection with the Eversana Agreement, the Company and Eversana entered into the Eversana Credit Facility, pursuant to which Eversana has agreed to provide a revolving Credit Facility of up to $5 million to the Company upon FDA approval of the Gimoti NDA under certain customary conditions. The Eversana Credit Facility terminates on December 31, 2026, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than the Company’s intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in the Company’s intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020 the Company borrowed $5 million under the Eversana Credit Facility.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 21, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

We use our registered trademark, EVOKE PHARMA, and other trademarks, including GIMOTI, in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

In January 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020 we borrowed $5 million under the Eversana Credit Facility. On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the FDA approved the Gimoti NDA) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs. We further amended the Eversana Agreement in November 2022 to provide the preexisting rights of both parties to terminate the agreement within 30 days of the first three annual anniversaries of commercial launch, if net sales of Gimoti did not meet certain annual thresholds, would be modified solely for 2022 such that either party can terminate the agreement by written notice to the other party by November 30, 2022. If Eversana terminates the agreement due to not meeting certain financial thresholds, none of the unreimbursed commercialization costs incurred by Eversana will become due from the Company.

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

As of March 31, 2023, we had cash and cash equivalents of approximately $8.2 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of March 31, 2023, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

Financial Operations Overview

Revenue Recognition

Our ability to generate revenue and become profitable depends on our ability to successfully commercialize Gimoti, which we launched in the United States through prescription in October 2020 through our commercial partner Eversana. If we or Eversana fail to successfully grow sales of Gimoti, we may never generate significant revenues and our results of operations and financial position will be adversely affected.

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

Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgement to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction.

The Company also makes estimates about co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation.

Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for Medicare and Medicaid rebates, as well as co-pay assistance, are classified as accounts payable and accrued expenses in the balance sheets.

Sales of Gimoti Metrics

Gimoti prescription revenues continue to increase on several metrics. Net product sales during the first quarter of 2023 were approximately $810,000 compared to net product sales of approximately $796,000 during the fourth quarter of 2022, an increase of approximately 2%. In February 2022, we began work with vitaCare Prescription Services, or vitaCare, as the prescription intake system used for Gimoti. vitaCare is a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications. Specifically, vitaCare helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. The platform also offers a seamless path for filling a prescription. In April 2022, GoodRx announced the completion of an acquisition of vitaCare.

There were approximately 1,081 new inbound prescriptions into the vitaCare reimbursement center during the quarter ended March 31, 2023, a 22% increase compared to the prior quarter. Patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 68% of the time since the launch of Gimoti through March 31, 2023. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 17% during the first quarter.

The vitaCare team accesses the Medicare and Medicaid systems to facilitate product reimbursement submission for patients seeking treatment. For the quarter ended March 31, 2023, these government programs made up approximately 33% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through March 31, 2023, the majority of patients have been between the ages of 31-65 years old. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the sales organization continues to be positive with regard to physician interest. Although face to face visits by sales team members are more commonplace than during the COVID-19 pandemic, there are offices that continue to not allow face to face meetings apart from designated meeting times. However, when meetings with gastroenterology teams do occur, they generally generate prescriptions and fills. Furthermore, we have detected a pattern within larger gastroenterology teams that the first physician adopting the use of Gimoti has led other physicians within the same practice to begin prescribing Gimoti as well.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. In

2021, we initiated planning, and are in discussion with FDA related to the design, for an FDA post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dose of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase
Net product sales	$810,408	$418,380	$392,028
Research and development expenses	$66,990	$41,717	$25,273
Selling, general and administrative expenses	$2,847,940	$2,405,075	$442,865

Net Product Sales. Net product sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 increased by approximately $392,000. The increase in sales was primarily driven by increased promotional activities of the Eversana sales force and prescription management through vitaCare during the three months ended March 31, 2023.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 increased by approximately $25,000. During 2023 and 2022, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020.

Costs incurred during the three months ended March 31, 2023 included approximately $55,000 related to stability testing and approximately $12,000 for wages, taxes and employee insurance, including approximately $3,000 of stock-based compensation expense. Costs incurred during the three months ended March 31, 2022 included approximately $35,000 related to stability testing and $7,000 for wages, taxes and employee insurance, including approximately $2,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 increased by approximately $443,000. Costs incurred during the three months ended March 31, 2023 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $282,000 of stock-based compensation expense, approximately $931,000 for marketing and Eversana profit sharing, approximately $745,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and approximately $47,000 for facility-related expenses. Costs incurred during the three months ended March 31, 2022 primarily included approximately $1.1 million for wages, taxes and employee insurance, including approximately $379,000 of stock-based compensation expense, approximately $565,000 for marketing, royalties and Eversana profit sharing, and approximately $672,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the three months ended March 31, 2022, we sold 21,783 shares of common stock at a weighted-average price per share of $8.04 pursuant to the ATM Sales Agreement and received proceeds of approximately $172,000, net of commissions and fees. No shares were sold under the ATM Sales Agreement in the three months ended March 31, 2023.

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

At the time we filed our Annual Report on Form 10-K on March 21, 2023, our public float was less than $75 million. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement.

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

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports by our independent registered accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2023 of approximately $8.2 million, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2023. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase/ (Decrease)
	2023	2022
Net cash used in operating activities	$(1,630,895)	$(1,615,030)	$(15,865)
Net cash provided by financing activities	$-	$171,521	$(171,521)
Net increase (decrease) in cash and cash equivalents	$(1,630,895)	$(1,443,509)	$(187,386)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the three months ended March 31, 2023 and 2022 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities will increase during the remainder of 2023 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the three months ended March 31, 2023, there were no proceeds from financing activities. During the three months ended March 31, 2022, we received net proceeds of approximately $172,000 from the sale of 21,783 shares of common stock pursuant to the ATM Sales Agreement.

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

Off-Balance Sheet Arrangements

Through March 31, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2023 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023.

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

As required by SEC Rule 13a-15(b), as of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 21, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.1 (2)	Certificate of Amendment of Amended and Restated Certificate of the Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (3)	Form of the Company’s Common Stock Certificate

10.1 #	Non-Employee Director Compensation Policy, as Amended and Restated Effective February 8, 2023

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Evoke Pharma, Inc.

Date: May 15, 2023	By:	/s/ David A. Gonyer
David A. Gonyer Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio President, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)