Form 10-Q
period 2023-09-30
Evoke Pharma Inc
filed 2023-11-09
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36075

EVOKE PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8447886
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

420 Stevens Avenue, Suite 230, Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 345-1494

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EVOK	The Nasdaq Capital Market

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

As of November 3, 2023, the registrant had 3,343,070 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,964,826	$9,843,699
Accounts receivable, net	1,233,904	624,832
Prepaid expenses	37,855	952,954
Inventory, net	504,925	289,378
Other current assets	98,094	11,551
Total current assets	7,839,604	11,722,414
Operating lease right-of-use asset	13,370	129,074
Total assets	$7,852,974	$11,851,488

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,397,442	$934,312
Accrued compensation	829,669	591,158
Operating lease liability	13,370	129,074
Total current liabilities	2,240,481	1,654,544

Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	1,486,268	1,112,295
Total long-term liabilities	6,486,268	6,112,295
Total liabilities	8,726,749	7,766,839

Commitments and contingencies (Note 3)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at September 30, 2023 and December 31, 2022; none issued and outstanding at both September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; authorized shares — 50,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares — 3,343,070 at September 30, 2023 and December 31, 2022, respectively	334	334
Additional paid-in capital	120,577,928	119,731,458
Accumulated deficit	(121,452,037)	(115,647,143)
Total stockholders' equity (deficit)	(873,775)	4,084,649
Total liabilities and stockholders' equity (deficit)	$7,852,974	$11,851,488

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net product sales	$1,562,860	$832,100	$3,504,636	$1,712,275
Operating expenses:
Cost of goods sold	34,908	89,775	142,855	180,310
Research and development	-	40,388	159,347	273,582
Selling, general and administrative	3,131,389	2,614,488	8,745,407	7,334,738
Total operating expenses	3,166,297	2,744,651	9,047,609	7,788,630
Loss from operations	(1,603,437)	(1,912,551)	(5,542,973)	(6,076,355)
Other income (expense):
Interest income	35,558	24,714	112,052	29,419
Interest expense	(126,028)	(126,027)	(373,973)	(373,973)
Total other (expense)	(90,470)	(101,313)	(261,921)	(344,554)
Net loss	$(1,693,907)	$(2,013,864)	$(5,804,894)	$(6,420,909)

Net loss per share of common stock, basic and diluted	$(0.51)	$(0.60)	$(1.74)	$(2.09)

Weighted-average shares used to compute basic and diluted net loss per share	3,343,070	3,343,070	3,343,070	3,077,145

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance at January 1, 2023	3,343,070	$334	$119,731,458	$(115,647,143)	$4,084,649
Stock-based compensation expense	—	—	284,572	—	284,572
Net loss	—	—	—	(2,243,070)	(2,243,070)
Balance at March 31, 2023	3,343,070	334	120,016,030	(117,890,213)	2,126,151
Stock-based compensation expense	—	—	280,140	—	280,140
Net loss	—	—	—	(1,867,917)	(1,867,917)
Balance at June 30, 2023	3,343,070	334	120,296,170	(119,758,130)	538,374
Stock-based compensation expense		—	281,758	—	281,758
Net loss	—	—	—	(1,693,907)	(1,693,907)
Balance at September 30, 2023	3,343,070	$334	$120,577,928	$(121,452,037)	$(873,775)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	2,721,373	$272	$110,977,835	$(107,423,013)	$3,555,094
Stock-based compensation expense		—	381,061	—	381,061
Issuance of common stock, from ATM offering, net of costs of $3,548	21,783	2	171,519	—	171,521
Net loss	—	—	—	(2,173,665)	(2,173,665)
Balance at March 31, 2022	2,743,156	274	111,530,415	(109,596,678)	1,934,011
Stock-based compensation expense	—	—	366,924	—	366,924
Issuance of common stock, from ATM offering, net of costs of $145,445	599,914	60	7,123,395	—	7,123,455
Net loss	—	—	—	(2,233,380)	(2,233,380)
Balance at June 30, 2022	3,343,070	334	119,020,734	(111,830,058)	7,191,010
Stock-based compensation expense	—	—	355,752	—	355,752
Net loss	—	—	—	(2,013,864)	(2,013,864)
Balance at September 30, 2022	3,343,070	$334	$119,376,486	$(113,843,922)	$5,532,898

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating activities
Net loss	$(5,804,894)	$(6,420,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	846,470	1,103,737
Non-cash lease expense	115,704	12,428
Change in operating assets and liabilities:
Accounts receivable, net	(609,072)	(379,777)
Prepaid expenses, inventory and other assets	613,009	888,976
Accounts payable and other accrued expenses	463,130	146,662
Accrued compensation	238,511	197,676
Accrued interest expense	373,973	373,973
Operating lease liabilities	(115,704)	(12,428)
Net cash used in operating activities	(3,878,873)	(4,089,662)

Financing activities
Proceeds from issuance of common stock from ATM	—	7,443,969
Payment of common stock offering costs from ATM	—	(148,993)
Net cash provided by financing activities	—	7,294,976
Net (decrease)/increase in cash and cash equivalents	(3,878,873)	3,205,314
Cash and cash equivalents at beginning of period	9,843,699	9,144,710
Cash and cash equivalents at end of period	$5,964,826	$12,350,024

Supplemental disclosure of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$153,671

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of September 30, 2023, the Company had approximately $6.0 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The allowance for doubtful accounts was zero at September 30, 2023 and December 31, 2022 and no bad debt expense was recorded for the three and nine months ended September 30, 2023 and 2022.

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

The Company’s inventory consisted of approximately $361,000 and $239,000 of raw materials at September 30, 2023 and December 31, 2022, and approximately $144,000 and $50,000 of finished goods inventory at September 30, 2023 and December 31, 2022, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

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

Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgement to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $13,000 were recorded as a reduction to Accounts Receivable as of December 31, 2022, and $44,000 were recorded as accounts payable and accrued expenses on the balance sheet as of September 30, 2023.

Product sales are recorded at the transaction price, which may include variable considerations for co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. Actual amounts of consideration ultimately received may materially differ from the Company’s estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $82,000 and $66,000 at September 30, 2023 and December 31, 2022, respectively, are classified as accounts payable and accrued expenses in the balance sheets.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of stock options to purchase common stock under the Company’s equity incentive plan.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	639,601	491,851	639,601	491,851
Total excluded securities	639,601	491,851	639,601	491,851

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

3. Commitments and Contingencies

Leases

The Company’s operating lease for office space in Solana Beach, California had an expiration date of October 31, 2023, subject to the landlord’s option to cancel upon 30 days written notice. In October 2023, the Company entered into a 12-month lease agreement for an office space located on a different floor of the same building, effective November 1, 2023. Future minimum lease payments under the new lease are approximately $76,000 over the lease term.

As of September 30, 2023, the Company has future minimum lease payments under its existing facility lease of $13,371 payable in 2023. The remaining lease term is 0.08 years and the discount rate used was 10% as of September 30, 2023.

Short-term and operating lease expense are recognized on a straight-line basis over the lease term as general and administrative expense within the accompanying condensed financial statements. The following table summarizes lease expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$39,164	$37,281	$114,767	$111,843
Cash paid for operating lease	$40,112	$37,281	$120,335	$111,843

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

5. Stockholders’ Equity

At the Market Equity Offering Program

In December 2020, the Company filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 the Company originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into a new At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with FBR and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the nine months ended September 30, 2022, the Company sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees. No shares were sold pursuant to the ATM Sales Agreement in the three and nine months ended September 30, 2023.

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

During the nine months ended September 30, 2022, warrants to purchase 139,972 shares of common stock expired. At September 30, 2023, and December 31, 2022, there were no warrants outstanding.

Stock-Based Compensation

Stock-based compensation expense includes charges related to stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the nine months ended September 30, 2023 and 2022, the Company granted stock options to purchase 153,750 and 78,247 shares of the Company’s common stock, respectively. The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions for option grants during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Common Stock Options	2023	2022
Risk free interest rate	1.34%- 3.39%	1.67% - 3.55%
Expected term	5.5 - 6.0 years	5.5 - 6.02 years
Expected volatility of common stock	99.34%- 103.64%	97.04% - 113.23%
Expected dividend yield	0.00%	0.00%

The Company recognized stock-based compensation expense to employees and directors in its research and development and its selling, general and administrative functions during the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$-	$1,897	$2,841	$7,505
Selling, general and administrative	281,758	353,855	843,629	1,096,232
Total stock-based compensation expense	$281,758	$355,752	$846,470	$1,103,737

As of September 30, 2023, there was approximately $1.3 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 0.83 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended September 30, 2023 and 2022, approximately $1.3 million and $672,000 of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the nine months ended September 30, 2023 and 2022, approximately $3.0 million and $1.4 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of September 30, 2023, unreimbursed commercialization costs to Eversana were approximately $60.4 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties.

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

As of September 30, 2023, either party has the right to exercise the Net Profit Quarterly Termination Right, which it may do for a 60-day period following the end of the quarter. Each party will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters.

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

In 2020, we borrowed $5 million from Eversana pursuant to a revolving credit facility, or the Eversana Credit Facility, which expires on December 31, 2026, unless terminated earlier pursuant to its terms. The maturity date of all amounts, including interest, borrowed under the Eversana Credit Facility will be 90 days after the expiration or earlier termination of the Eversana Agreement. The Eversana Agreement terminates on December 31, 2026, unless terminated earlier pursuant to its terms. Among other reasons, either party has the right to terminate the Eversana Agreement upon 30 days prior written notice if the net profit under the agreement is negative for any two consecutive calendar quarters, or the Net Profit Quarterly Termination Right. As of September 30, 2023, either party has the right to exercise the Net Profit Quarterly Termination Right, which it may do for a 60-day period following the end of the quarter. Each party will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. As of September 30, 2023, Eversana had approximately $60.4 million in unreimbursed commercialization costs. If Eversana terminates the Eversana Agreement pursuant to the Net Profit Quarterly Termination Right, none of the unreimbursed commercialization costs incurred by Eversana will become due from the Company.

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

As of September 30, 2023, we had cash and cash equivalents of approximately $6.0 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of September 30, 2023, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into at least the first quarter of 2024. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

Sales of Gimoti Metrics

Gimoti prescription revenues continue to increase on several metrics. Net product sales for the three months ended September 30, 2023 were approximately $1.6 million compared to net product sales of approximately $832,000 during the three months ended September 30, 2022, an increase of approximately 88%. The Company works with specialty pharma partners, vitaCare and ASPN Pharmacies, who provide a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers. The hub helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors, and also offers a seamless path for filling a prescription. The Company will fully transition from vitaCare to ASPN Pharmacies in November 2023.

There were approximately 1,339 new inbound prescriptions into the vitaCare reimbursement center during the three months ended September 30, 2023, a 5% increase compared to the prior quarter. Patients that have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 78% of the time since the launch of Gimoti through September 30, 2023. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, total prescribers increased 13% during the three months ended September 30, 2023.

Evoke's specialty pharma partner accesses the Medicare and Medicaid systems to facilitate product reimbursement submission for patients seeking treatment. For the three months ended September 30, 2023, these government programs made up approximately 35% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through September 30, 2023, the majority of patients have been between the ages of 31-65 years old. The vast majority of patients are female and were being treated by a gastroenterologist.

In May 2023, a Health Care Utilization, or HRU, retrospective study report compared the frequency of physician office, outpatient facility, emergency department, and inpatient hospital visits for patients with diabetic gastroparesis treated with nasal metoclopramide ("NMCP") versus oral metoclopramide ("OMCP"). The study showed that patients taking Gimoti compared to oral metoclopramide had statistically significant fewer Office Visits, Inpatient Hospitalizations, and Emergency Room Visits related to nausea/vomiting or diabetic gastroparesis HRU events. An additional analysis of HRU data showed patients taking Gimoti saved over $15,000 in six months as they had fewer emergency room and hospital admissions compared to patients taking oral metoclopramide.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)
Net product sales	$1,562,860	$832,100	$730,760
Research and development expenses	$-	$40,388	$(40,388)
Selling, general and administrative expenses	$3,131,389	$2,614,488	$516,901

Net Product Sales. Net product sales for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 increased by approximately $731,000. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force and prescription management through vitaCare during the three months ended September 30, 2023.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 decreased by approximately $40,000. During 2023 and 2022, we incurred fewer expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020.

Costs incurred during the three months ended September 30, 2022 included approximately $34,000 related to stability testing and $6,000 for wages, taxes and employee insurance, including approximately $2,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 increased by approximately $517,000. Costs incurred during the three months ended September 30, 2023 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $282,000 of stock-based compensation expense, approximately $1.5 million for marketing and Eversana profit sharing, and approximately $570,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred during the three months ended September 30, 2022 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $354,000 of stock-based compensation expense, approximately $904,000 for marketing, royalties and Eversana profit sharing, and approximately $602,000 for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Comparison of nine months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)
Net product sales	$3,504,636	$1,712,275	$1,792,361
Research and development expenses	$159,347	$273,582	$(114,235)
Selling, general and administrative expenses	$8,745,407	$7,334,738	$1,410,669

Net Product Sales. Net product sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased by approximately $1.8 million. The increase in sales was primarily driven by increased educational and promotional activities of the Eversana sales force during the nine months ended September 30, 2023.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased by approximately $114,000. During 2023 and 2022, we incurred expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020, as well as preparing for a post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the manufacture of clinical trial material.

Costs incurred during the nine months ended September 30, 2023 included approximately $147,000 for stability testing and $12,000 for wages, taxes and employee insurance, including approximately $3,000 of stock-based compensation expense. Cost incurred during the nine months ended September 30, 2022, included approximately $248,000 for stability testing and $25,000 for wages, taxes and employee insurance, including approximately $8,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased by approximately $1.4 million. Costs incurred during the nine months ended September 30, 2023 primarily included approximately $3.0 million for wages, taxes and employee insurance, including approximately $844,000 of stock-based compensation expense, approximately $1.9 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $3.4 million for marketing and Eversana profit sharing, and approximately $140,000 for facility-related expenses. Costs incurred during the nine months ended September 30, 2022 primarily included approximately $3.1 million for wages, taxes and employee insurance, including approximately $1.1 million of stock-based compensation expense, approximately $1.9 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $2.1 million for marketing, royalties and Eversana profit sharing, and approximately $138,000 for facility-related expenses.

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

In December 2020, we filed a new shelf registration statement with the SEC on Form S-3, or the replacement shelf registration statement. The replacement shelf registration statement replaced the registration statement on Form S-3 we originally filed with the SEC in November 2017, which registration statement expired in December 2020. The replacement shelf registration was declared effective by the SEC on January 6, 2021. In December 2020, we also entered into the ATM Sales Agreement with FBR and H.C. Wainwright & Co., LLC, or the Sales Agents, pursuant to which we may sell from time to time, at our option, up to an aggregate of $30 million worth of shares of our common stock through the Sales Agents. The ATM Sales Agreement provides, among other things, that sales under the ATM Sales Agreement will be made pursuant to the registration statement, including the base prospectus filed as part of such registration statement. During the nine months ended September 30, 2022, we sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees. No shares were sold under the ATM Sales Agreement in the nine months ended September 30, 2023.

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

In connection with the Eversana Agreement, we entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving credit facility of up to $5 million to us upon FDA approval of the Gimoti NDA, as well as certain other customary conditions. The Eversana Credit Facility terminates on December 31, 2026, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of our personal property other than our intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020 we borrowed $5 million from the Eversana Credit Facility, and the outstanding balance, including principal and interest, was $6.5 million as of September 30, 2023.

Management concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports by our independent registered accounting firm on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2023 of approximately $6.0 million, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into at least the first quarter of 2024. This estimate of cash runway could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. As of September 30, 2023, Eversana and Evoke each has the right to terminate the Eversana Agreement based on net profit under the agreement being negative for two consecutive calendar quarters, or the Net Profit Quarterly Termination Right, which right either party may exercise for a 60-day period following the end of the quarter. Eversana and Evoke will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. If the Net Profit Quarterly Termination Right is exercised, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. This would materially and adversely affect our near-term liquidity needs and cash runway.

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

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)
Net cash used in operating activities	$(3,878,873)	$(4,089,662)	$210,789
Net cash provided by financing activities	$-	$7,294,976	$(7,294,976)
Net increase (decrease) in cash and cash equivalents	$(3,878,873)	$3,205,314	$(7,084,187)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, prepare for and begin commercial sales of Gimoti, and other general operations. The cash used in operating activities during the nine months ended September 30, 2023 and 2022 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities will increase during the remainder of 2023 due to commercialization activities, including manufacturing of Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the nine months ended September 30, 2023, there were no proceeds from financing activities. During the nine months ended September 30, 2022, we received net proceeds of approximately $7.3 million from the sale of 621,697 shares of common stock pursuant to the ATM Sales Agreement.

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

Off-Balance Sheet Arrangements

Through September 30, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2023 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023.

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

As required by SEC Rule 13a-15(b), as of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Business Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2023 of approximately $6.0 million, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into at least the first quarter of 2024. This estimate of cash runway could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. As of September 30, 2023, Evoke and Eversana each have the right to exercise the Net Profit Quarterly Termination Right and terminate the Eversana Agreement, which right either party may exercise for a 60-day period following the end of the quarter. Evoke and Eversana will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. If the Net Profit Quarterly Termination Right is exercised, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the commercial success of Gimoti;
•
the repayment of the outstanding principal and interest under the Eversana Credit Facility, approximately $6.5 million as of September 30, 2023, to be payable if we or Eversana exercise the Net Profit Quarterly Termination Right, or upon other certain termination events;
•
the repayment of unreimbursed commercialization costs to Eversana, approximately $60.4 million as of September 30, 2023, to be payable only as net product profits are recognized, or upon certain termination events;
•
the costs of commercialization activities, including costs associated with commercial manufacturing and distribution;
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
•
claims by third parties that Gimoti and any other product candidates infringe their proprietary rights, which may result in liability for damages or prevent or delay our developmental and commercialization efforts;
•
the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
•
costs associated with any other product candidates that we may develop, in-license or acquire; and
•
health epidemic and outbreaks or other natural or manmade disasters which could significantly disrupt our operations or the operations of third parties on whom we rely.

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

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders' equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), or the Minimum Stockholders’ Equity Requirement. As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement on July 7, 2023. On July 19, 2023, Nasdaq granted us an extension until November 20, 2023 to regain compliance. Under the terms of the extension, we must provide to the Nasdaq staff a publicly available report that evidences such compliance and otherwise comply with conditions included in the extension notice. If we fail to evidence compliance upon filing our Annual Report on Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission and Nasdaq, we may be subject to delisting from the Nasdaq Capital Market. In the event we do not satisfy the terms of the extension, the Nasdaq staff will provide written notification to us that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to a Hearings Panel. There can no assurances that we will regain compliance with the Minimum Stockholders’ Equity Requirement or the other Nasdaq continued listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company

3.1 (2)	Certificate of Amendment of Amended and Restated Certificate of the Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

4.1 (3)	Form of the Company’s Common Stock Certificate

10.1	Sixth Amendment to Standard Office Lease dated October 9, 2023, between the Company and SB Corporate Center III-IV, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Evoke Pharma, Inc.

Date: November 9, 2023	By:	/s/ David A. Gonyer
David A. Gonyer Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Matthew J. D’Onofrio
Matthew J. D’Onofrio President, Chief Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)