Form 10-K
period 2023-12-31
Evoke Pharma Inc
filed 2024-03-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36075

Evoke Pharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8447886
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Stevens Avenue, Suite 230 Solana Beach, California	92075
(Address of Principal Executive Offices)	(Zip Code)

858-345-1494

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	EVOK	The Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $1.65 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 1, 2024 was 8,477,801.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, the pricing and reimbursement for Gimoti®TM (metoclopramide) nasal spray, future prescribing trends for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, continued compliance with Nasdaq listing requirements and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•
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
•
Any termination or suspension of, or delays in the completion of, the post-marketing pharmacokinetics PK trial of Gimoti or any other future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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

Item 1. Business

Overview

We are a specialty pharmaceutical company focused primarily on the development and commercialization of drugs to treat gastrointestinal (“GI”) disorders and diseases. Since our inception, we have devoted our efforts to developing our sole product, Gimoti® (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. In June 2020, we received approval from the U.S. Food and Drug Administration (“FDA”) for our 505(b)(2) New Drug Application for Gimoti (the “Gimoti NDA”). We launched commercial sales of Gimoti in the United States in October 2020 through our commercial partner, Eversana Life Science Services, LLC (“Eversana”).

Diabetic gastroparesis is a GI disorder affecting millions of patients worldwide, in which food in an individual’s stomach takes too long to empty resulting in a variety of serious GI symptoms and systemic metabolic complications. The gastric delay caused by gastroparesis can also compromise absorption of orally administered medications. In May 2023, we reported results from a study conducted by Eversana which showed diabetic gastroparesis patients taking Gimoti had significantly fewer physician office visits, emergency department visits, and inpatient hospitalizations compared to patients taking oral metoclopramide. This overall lower health resource utilization reduced patient and payor costs by approximately $15,000 during a six-month time period for patients taking Gimoti compared to patients taking oral metoclopramide.

Gastroparesis frequently occurs in individuals with diabetes, but is also observed in patients with prior gastric surgery, a preceding infectious illness, pseudo-obstruction, collagen vascular disorders and anorexia nervosa. In some patients with gastroparesis, no cause can be identified, which is referred to as idiopathic gastroparesis. According to the American Motility Society Task Force on Gastroparesis, the prevalence of gastroparesis is estimated to be up to 4% of the United States population. Signs and symptoms of gastroparesis may include nausea, early satiety, bloating, prolonged fullness, upper abdominal pain, vomiting and retching. Patients may experience any combination of signs and symptoms with varying frequency and degrees of severity.

In addition, we believe the increased use of GLP-1 (glucagon-like peptide-1) agonists could increase the number of people affected by gastroparesis. GLP-1 receptor agonists help glucose control through several mechanisms, including enhancement of glucose-dependent insulin secretion, slowed gastric emptying, and reduction of postprandial glucagon and food intake. Slow gastric emptying may potentially lead to symptoms similar to gastroparesis. Although definitive evidence attributing GLP-1 agonists specifically to causing gastroparesis is limited, a recent study published in the Journal of the American Medical Association found that use of GLP-1 agonists for weight loss compared with use of bupropion-naltrexone was associated with increased risk of pancreatitis, bowel obstruction and gastroparesis. While these adverse events from GLP-1 agonists have been rare, we believe it could have an impact on the gastroparesis market, considering the increased use, the large population expected to be treated and the incidence rate.

Patients with diabetic gastroparesis may experience impaired glucose control due to unpredictable gastric emptying and altered absorption of orally administered drugs, which may affect the severity of their signs and symptoms. Any combination of issues or signs and symptoms may cause complications such as malnutrition, esophagitis, and Mallory‑Weiss tears. Gastroparesis adversely affects the lives of patients with the disease, resulting in decreased social interaction, poor work functionality, and the development of anxiety and/or depression.

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

In January 2020, we entered into a commercial services agreement with Eversana (as amended to date, the “Eversana Agreement”) for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. In 2020, we borrowed $5 million from Eversana pursuant to a revolving credit facility (the “Eversana Credit Facility”) which expires on December 31, 2026, unless terminated earlier pursuant to its terms. As of December 31, 2023, there were approximately $63.5 million in cumulative unreimbursed commercialization costs under the agreement, to be payable only as net product profits are recognized, or upon certain termination events. For additional details regarding the Eversana Agreement and the Eversana Credit Facility, see “Business – Commercialization – Commercial Services and Loan Agreements with Eversana” below.

To date, we have only generated modest sales of Gimoti. We have incurred losses every year since our inception. These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities, from pre-commercialization and commercialization costs and from other general and administrative costs associated with operating our business. We expect to continue to incur operating losses until revenues from the sales of Gimoti exceed our expenses, if ever. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

Business Strategy

Our objective is to develop and bring to market products to treat acute and chronic GI disorders that are not satisfactorily treated with current therapies and represent significant market opportunities. Our business strategy is to:

•
Successfully commercialize Gimoti in the United States. Through our commercialization agreement with Eversana, we have built a commercial infrastructure to allow us to directly market Gimoti in the United States. We have engaged Eversana to utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution, and other related patient support services. If Eversana terminates the agreement, our plan moving forward to commercialize Gimoti is to initially employ a primarily digital marketing strategy. In addition, we may hire a select number of direct sales representatives to commercialize Gimoti.
•
Further development of Gimoti with a lower dosage strength to expand our market potential. We are evaluating the design of a single dose PK clinical trial of Gimoti, based on an FDA post-marketing commitment. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments, with initiation timing pending additional feedback from the FDA.
•
Seek partnerships to accelerate and maximize the potential for Gimoti. We continue to evaluate partnering opportunities with pharmaceutical companies that have established development and sales and marketing capabilities to potentially enhance and accelerate the development and commercialization of Gimoti, including the potential to explore regulatory approval outside the United States.
•
In-license or acquire additional clinical or commercial stage product candidates for the treatment of GI diseases. We may opportunistically in-license or acquire additional programs targeting GI diseases, leveraging our prior development experience.

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

Unmet Needs in Gastroparesis Treatment

Market research and physician interviews demonstrate that existing treatment options for diabetic gastroparesis are inadequate and there is a high level of interest in effective outpatient options for managing patients with gastroparesis symptoms. The market is currently served by oral metoclopramide, intravenous metoclopramide, and the oral disintegrating tablet, or ODT, formulation of metoclopramide, with approximately 3.0 million prescriptions in the United States per year, according to IMS Health (2015).

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

Gimoti is a non-oral, pro-motility and anti-emetic treatment that we believe has the potential to significantly improve the standard of care for gastroparesis patients. With Gimoti being approved for the treatment of diabetic gastroparesis, patients and physicians now have access to an outpatient therapy that could be administered and absorbed even when patients are experiencing delayed gastric emptying or nausea and vomiting.

Our Solution: Gimoti (Metoclopramide) Nasal Spray

We developed Gimoti, a dopamine antagonist / mixed 5-HT3 antagonist / 5-HT4 agonist with pro-motility and anti-emetic effects, for the relief of symptoms associated with acute and recurrent diabetic gastroparesis. For over 40 years, the only FDA approved products for the treatment of diabetic gastroparesis had been an oral tablet and injection formulations of metoclopramide. Gimoti is a novel formulation of metoclopramide offering systemic delivery by nasal spray administration.

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

Future Clinical Trials

We are evaluating the design of a single dose PK clinical trial of Gimoti, based on an FDA post-marketing commitment. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments, with initiation timing pending additional feedback from the FDA.

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

Under the terms of the Eversana Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. We will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of December 31, 2023, there were approximately $63.5 million in unreimbursed commercialization costs under the agreement (“Cumulative Deferred Costs”), to be payable only as net product profits are recognized, or upon certain termination events as described below.Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities. Except as provided above with respect to 2022, within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; if the other party is in breach of certain regulatory compliance representations under the agreement; if we discontinue the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters beginning with the first full calendar quarter 24 months following commercial launch (the “Net Profit Quarterly Termination Right”); if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. As of December 31, 2023, either party had the right to exercise the Net Profit Quarterly Termination Right, which either party could have done until February 29, 2024, which was the end of the 60-day period following the end of the quarter. Each party will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters.Either party may also terminate the Eversana Agreement upon a change of control of our ownership. In the event that we initiate such termination, we shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs (including the Cumulative Deferred Costs) plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana initiates such a termination following a change of control, none of the Cumulative Deferred Costs incurred by Eversana will be due from Evoke. If Eversana terminates the agreement due to an uncured material breach by us, or if we terminate the Eversana Agreement in certain circumstances, including if we exercise the Net Profit Quarterly Termination Right, we have agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if we withdraw Gimoti from the market for more than 90 days. Upon expiration of the agreement, none of the Cumulative Deferred Costs incurred by Eversana will be due from Evoke. Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities.

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

Gimoti Product Launch

The U.S. launch of Gimoti occurred in October 2020 through our commercial partner Eversana and its specialty pharmacy services. In February 2022, Eversana began to transition these services to vitaCare Prescription Services (“vitaCare”), a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications, and Thrifty White, a leading specialty pharmacy. Starting in July 2022, vitaCare, which was acquired by GoodRx.com, became the sole prescription intake system used for Gimoti. GoodRx then wound down vitaCare’s operations and as of November 2023, Gimoti pharmacy services have now been transitioned to ASPN Pharmacy (“ASPN”). The goal of this transition was to increase approval of Out-Of-Network prescription volume that is increasing across the platform. Although the transition has created some delay in managing patients and filling prescriptions, ASPN is now showing improved patient capture and conversion to reimbursed fills by insurers. We believe the ASPN platform offers a seamless path for filling a prescription, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors.

The commercial strategy has focused on educating targeted healthcare professionals (“HCPs”), that are predominately gastroenterologists, about the clinical benefits of Gimoti. To date, the majority of prescriptions that have been enrolled in our patient reimbursement and distribution system have come from gastroenterologists. As of December 31, 2023, Eversana had 28 Gimoti dedicated sales representatives located throughout the U.S. In addition to the field sales team, Eversana telemarketing representatives field inbound calls and contact targeted physicians outside of the currently covered geographies. Sales representatives are communicating the benefits of Gimoti to HCPs, and ASPN Pharmacy manages prescription fulfillment. Gimoti is also being promoted through social media and digital promotion through patient support groups and other online resources.

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

Manufacturer Support/Co-pay Program

The ASPN prescription program offers benefits verification support and provides co-pay assistance to eligible patients. Co-pay assistance is available to commercially insured and cash paying patients, and varies in amount based on the patient’s insurance plan. Government insured patients are not eligible for co-pay assistance due to legal restrictions.

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
•
Besides diabetes, the top comorbidities were GERD, Chronic Pain/ Acute Pain, and Anxiety;
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

In November 2017, we entered into a Manufacturing Services Agreement with Patheon UK Limited ("Patheon"), a wholly-owned subsidiary of Thermo Fisher, Inc., pursuant to which Patheon has agreed to manufacture commercial quantities of Gimoti. Under the terms of the agreement, we are required to purchase a certain percentage of our requirements for our Gimoti product intended for commercial sale, provided certain terms and conditions are met. The initial term of the agreement commenced in November 2017 and will continue in effect until December 31, 2025. This initial term shall be automatically renewed for additional one-year terms, unless either party provides written notice of its intention to terminate the agreement upon notice within a specified time prior to the end of the then current term. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (i) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (ii) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (iii) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Gimoti. Patheon or we may terminate the agreement upon specified prior written notice to the other party if Patheon or we, as applicable, assigns any of our rights under the agreement to an assignee that is (i) not a credit worthy substitute for the assigning party; or (ii) a competitor of assigning party. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

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

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
Tradipitant	Neurokinin-1 (NK-1) receptor antagonist	oral	Vanda	NDA filed
Deudomperidone (CIN-102)	Dopamine 2/3 antagonist	oral	CinRx	Phase 2
PCS12852	5-HT4 receptor agonist	oral	Processa	Phase 2

Tradipitant is a NK-1 antagonist that has been tested in various other indications by Vanda Pharmaceuticals Inc. A Phase 3 clinical trial completed enrollment in the second half of 2021, and in February 2022 Vanda reported that the trial did not meet its primary endpoint. Although the Phase 3 trial did not meet its primary endpoint, Vanda submitted an NDA for tradipitant for the treatment of gastroparesis and the FDA has assigned a PDUFA target action date of September 18, 2024.

CIN-102 is a dopamine D2/D3 receptor antagonist that is a deuterated version of domperidone being developed by CinRx to treat gastroparesis. Domperidone is a molecule approved outside the U.S. to treat dyspepsia and nausea but has never received FDA approval due in part to its cardiovascular safety concerns around QT prolongation. A 60-person Phase 2 trial had been initiated with an estimated completion of the trial in March 2021 and as of March 13, 2024, no results have been reported. In January 2022, CinRx reported a cardiac safety trial was successfully completed, and in April 2023 announced the start of a 12-week, 400 subject Phase 2 study in patients with diabetic gastroparesis.

PCS12852 is a 5-HT4 reception agonist. A 25-person Phase 2a trial has been completed and Processa Pharmaceuticals announced positive results in December 2022. Processa has indicated it is finalizing the development plan for PCS12852 and is exploring licensing, partnering an/or collaborating opportunities.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for Gimoti in the United States and abroad. We seek patent protection in the United States and internationally for our product candidate, its methods of use and manufacture, and for other technologies, where appropriate. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

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

Patent Portfolio

Our patent portfolio consists of patents and patent applications, including the following U.S. patents and patent applications as of December 31, 2023:

•
U.S. Patents 8,334,281; 11,020,361, 11,628,150, and 11,813,231 - Nasal Formulations of Metoclopramide. These patents are expected to expire no earlier than 2030, 2029, 2029, and 2029, respectively, and claim common priority with two pending US continuation applications (17/366,818 and 17/366,839), each of which, if granted, would be expected to expire no earlier than 2029. These four patents are listed in the FDA's list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book.
•
U.S. Non-Provisional Patent Application No. 17/381,464 – Treatment of Symptoms Associated with Female Gastroparesis. If granted, this patent would be expected to expire no earlier than 2032.
•
U.S. Patent 11,517,545 – Treatment of Moderate and Severe Gastroparesis. This patent is expected to expire no earlier than 2038 and claims common priority with pending US continuation application 18/047,364 which, if granted, would be expected to expire no earlier than 2037.

We have also been granted European and Canadian patents for pharmaceutical compositions comprising metoclopramide. These patents are expected to expire no earlier than 2029. We have also been granted European, Japanese, Russian and Mexican patents for the use of intranasal metoclopramide for treating diabetic gastroparesis in human females. These patents are expected to expire no earlier than 2032. Two additional PTC patent applications have been filed related to more recent clinical trial findings; if granted, these would be expected to expire no earlier than 2043.

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

The remaining $47 million in milestone payments depended on Gimoti’s commercial success. We were required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2023, we have paid Mallinckrodt approximately $134,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

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

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by FDA before a drug may be marketed in the United States generally involves:

•
completion of certain pre-clinical laboratory and animal testing and formulation studies in compliance with FDA’s good laboratory practice regulations;
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
•
satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with FDA current good manufacturing practices, or cGMP, regulations, including, for devices and device components, those currently set forth in the FDA's Quality System Regulation, or QSR, and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and satisfactory completion of potential inspections of select clinical trial sites to assure compliance with GCP;
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

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the National Institutes of Health-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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
•
Phase 4: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness within the intended therapeutic indication following NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

The results of product development, including results from pre-clinical studies and clinical trials are submitted to FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls, or CMC, and proposed labeling, among other things.

Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees. FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the NDA is sufficiently complete to permit substantive review. FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before FDA accepts it for filing.

Once the submission has been accepted for filing, FDA begins an in-depth substantive review. Under PDUFA, FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within ten months of the date of receipt by FDA (for drugs that do not contain new molecular entities) and ten months of the 60-day filing date (for drugs that contain new molecular entities). A Priority Review designation is given to NDAs for drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The goal for completing a Priority Review is six months from the date of receipt by FDA (for drugs that do not contain new molecular entities) and six months of the 60-day filing date (for drugs that contain new molecular entities). However, FDA does not always complete its review within these timelines and the review can take substantially longer.

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

After FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A

CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to cGMP, including QSR requirements currently applicable to the device component of Gimoti. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through the first six months of 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate beginning January 1, 2024. The rebate was previously capped at 100% of a drug's AMP.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Data Privacy and Security

We are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or the CCPA, the California Privacy Rights Act, or the CPRA, and the European Union General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

As of December 31, 2023, we had four full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

About Evoke

We were incorporated under the laws of the state of Delaware in January 2007. Our principal executive offices are located at 420 Stevens Avenue, Suite 230, Solana Beach, California 92075, and our telephone number is (858) 345-1494.

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
•
whether, and to the extent, GLP-1 agonists increase the number of patients diagnosed with diabetic gastroparesis, which remains speculative;
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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2023 of approximately $4.7 million, plus the estimated net proceeds of approximately $6.1 million from the offering we completed in February 2024, as well as cash flows from net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2024. This period could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, or as a result of any termination of the Eversana Agreement. As of December 31, 2023, we and Eversana each have the right to exercise the Net Profit Quarterly Termination Right and terminate the Eversana Agreement, which right either party may exercise for a 60-day period following the end of the quarter. We and Eversana will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. If the Net Profit Quarterly Termination Right is exercised, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the commercial success of Gimoti;
•
the repayment of the outstanding principal and interest under the Eversana Credit Facility, approximately $6.6 million as of December 31, 2023, to be payable if we or Eversana exercise the Net Profit Quarterly Termination Right, or upon other certain termination events;
•
the repayment of unreimbursed commercialization costs to Eversana, approximately $63.5 million as of December 31, 2023, to be payable only as net product profits are recognized, or upon certain termination events;
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
•
costs associated with any other product candidates that we may develop, in-license or acquire; and
•
health epidemics and outbreaks or other natural or manmade disasters which could significantly disrupt our operations or the operations of third parties on whom we rely.

We are authorized to issue up to 50,000,000 shares of common stock. As of December 31, 2023, we had 3,343,070 shares of common stock outstanding and have reserved an aggregate of 1,317,451 shares of common stock for issuance under our equity incentive award plan and employee stock purchase plan. On February 13, 2024 we sold 5,134,731 common stock units (the “Common Stock Units”) at a public offering price of $0.68 per Common Stock Unit and, to certain investors, 5,894,680 pre-funded warrant units (the “PFW Units”) at a public offering price of $0.6799 per PFW Unit (the “February 2024 Offering”). Each Common Stock Unit consists of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant,” and, together with the Series A Warrants and Series B Warrants, the "Common Warrants"). Each PFW Unit consists of (i) a pre-funded warrant to purchase one share of common stock ("the "Pre-Funded Warrants"), (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. Given the number of Common Stock Units and PFW Units we sold in the February 2024 Offering, we have a very limited number of remaining unreserved and authorized shares available for issuance, which will impact our ability to raise additional funds in the future.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.

Furthermore, the issuance of additional shares or other securities by us, or the possibility of such issuance, may cause the market price of our shares to decline and dilute the holdings of our existing stockholders. If we raise additional funds by incurring debt, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business. We cannot provide any assurance that our existing capital resources will be sufficient to enable us to continue the commercialization of Gimoti or to otherwise continue as a going concern.

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

Product development costs will increase if we need to perform more or larger clinical trials than planned. For example, in connection with FDA’s approval of Gimoti, we committed to conduct a PK trial to characterize dose proportionality of a lower dose strength compared to the current 15 mg dose strength, and complete the trial by September 2022. However, due to discussions with the FDA regarding trial design and difficulties caused by the COVID-19 pandemic at the time, we were unable to conduct the trial within the agreed-upon timeline. The timing of initiation of this trial is uncertain and is pending additional feedback from the FDA. Any failure by us to comply with reporting requirements applicable to this or any other post-marketing commitment could lead to FDA’s withdrawal of approval, or have other negative consequences on us.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Market acceptance and sales of our product candidate will depend on coverage and reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities, pharmacy benefit managers and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors have been challenging the prices charged for products. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which FDA has granted marketing approval. This trend may impact the reimbursement for treatments for GI disorders especially, including Gimoti, as physicians typically focus on symptoms rather than underlying conditions when treating patients with these disorders and drugs are often prescribed for uses outside of their approved indications. In instances where alternative products are available, it may be required that those alternative treatment options are tried before coverage and reimbursement are available for Gimoti. Although Gimoti is a novel nasal spray formulation of metoclopramide, this is the same active ingredient that is already available in other formulations approved for the treatment of gastroparesis that are already widely available at generic prices. We cannot be sure that coverage will be available for Gimoti and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, this product candidate. In addition, in certain foreign countries, particularly the countries of the European Union, or EU, the pricing of prescription pharmaceuticals is subject to governmental control. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize our product candidate.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including commercialization activities and supply of Gimoti.

As of December 31, 2023, we had four full-time employees and, as a result, we rely on outsourcing arrangements with third-party vendors for a significant portion of our activities, including commercial sales and marketing, data analysis, assistance with regulatory discussions, manufacturing, and the functions required of being a public company. Any failure of our third-party vendors to continue their support could adversely affect our ability to commercialize Gimoti.

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

There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, FDA and Federal Trade Commission, or FTC, have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. During 2021, we received a request for samples of Gimoti and we provided the requested samples in compliance with the requirements of the CREATES Act. No requests for Gimoti samples were received under the CREATES act in 2022.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through the first six months of 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's AMP.

The cost of prescription pharmaceuticals in the United States has been the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of those provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We are and may become subject to foreign, federal, and state data privacy and security laws and other requirements, and the actual or alleged failure to comply, or to protect our information technology systems against security breaches, service interruptions, or misappropriation of data could disrupt operations, compromise sensitive data, and expose us to liability, possibly causing our business, results of operations, financial condition and reputation to suffer.

The global data protection landscape is rapidly evolving, and we and our collaborators and third-party providers are and may become subject to federal, state and foreign data privacy and security laws and regulations and other requirements.

In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws, consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Even when HIPAA does not apply, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. According to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Certain state laws also govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA, as amended by the CPRA, collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Such laws may also be inconsistent with or restrict our collection, storage, transfer, use and disclosure of personal information, and may require changes to our data processing practices and policies, including the acceptance of more onerous obligations in our contracts or additional costs, and we may be unable to make such changes and modifications in a commercially reasonable manner, or at all. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our business, results of operation, and financial condition.

Similar laws and regulations exist in Europe and other jurisdictions, such as the GDPR, which went into effect in May 2018 and applies to any companies processing the personal data of individuals in the European Economic Area, or EEA, or in the context of their activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. The GDPR provides that EU and EEA member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU, and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK General Data Protection Regulation, which, together with the amended UK Data Protection Act 2018, collectively the UK GDPR, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of £17.5 million or 4% of the annual global revenue of a noncompliant undertaking. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our business and operations would suffer in the event of information technology system failures, cyberattacks, and other security incidents.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, and personal information of our employees and contractors, or collectively, Confidential Information.

Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, hacking, cyberattacks, phishing attacks and other social engineering schemes, and other means of unauthorized access, misconfigurations, bugs or other vulnerabilities, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors. For example, we have been the target of a cyberattack, which resulted in the misappropriation of an immaterial amount our funds, and we may be subject to further cyberattacks seeking to misappropriate our funds or otherwise disrupt our business.

Although we have implemented certain additional procedures to reduce the risk of another successful cyberattack, we cannot be sure that similar cyberattacks or failures will not occur in the future or that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we do not believe that we have experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development program for Gimoti and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture and commercialize Gimoti and conduct clinical trials, and similar events relating to their information technology systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, damage to, or inappropriate disclosure of our Confidential Information or applications, we could incur liability including litigation exposure, we could become the subject of regulatory investigation or enforcement action including penalties and fines, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material, we could incur reputational damage and the further development and commercialization of our product candidate could be delayed, or otherwise adversely affected, any of which may adversely affect our business, results of operations or financial condition. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Our operations are located in Solana Beach, California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being located in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster, or public health emergency.

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

In addition, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patents, and patent applications if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and our product candidates due to increased competition and, resultantly, on our business, financial condition, results of operations and prospects. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2023 of approximately $4.7 million, plus the estimated net proceeds of approximately $6.1 million from the offering we completed in February 2024, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2024. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. There is no assurance that other financing will be available on acceptable terms, or at all, when needed to allow us to continue as a going concern. There can be no assurance that we will be able to further develop Gimoti, if required. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

We have incurred significant operating losses since inception, and we expect to incur losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years primarily related to funding commercialization activities for Gimoti, manufacturing commercial batches of Gimoti, and conducting the post-marketing commitment PK clinical trial of Gimoti. Our net loss for the year ended December 31, 2023, was approximately $7.8 million. As of December 31, 2023, we had an accumulated deficit of approximately $123.4 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue the commercial activities for Gimoti, including manufacturing commercial batches, conduct the post-marketing commitment PK clinical trial and any additional development activities should we seek additional indications, maintain, expand and protect our intellectual property portfolio and continue to fund general and administrative expenses and costs of being a public company. These costs will likely result in our incurring further significant losses until net sales from Gimoti exceed such costs, if ever.

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

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, in February 2024, we sold 5,134,731 common stock units (the “Common Stock Units”), at a public offering price of $0.68 per Common Stock Unit and, to certain investors, 5,894,680 pre-funded warrant units (the “PFW Units”), at a public offering price of $0.6799 per PFW Unit. Each Common Stock Unit consists of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consists of (i) a pre-funded warrant to purchase one share of common stock, (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. After deducting underwriting discounts and commissions and offering expenses paid by us, the estimated net proceeds to us from this offering were approximately $6.1 million.

The Pre-Funded Warrants have an exercise price of $0.0001 per share. The Series A Warrants, Series B Warrants and the Series C Warrants have an exercise price of $0.68 per share. The Pre-Funded Warrants, Series A Warrants and Series B Warrants are exercisable immediately. The Series C Warrants are subject to a vesting schedule and may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants. The Series A Warrants will expire on February 13, 2029, which is five years from the date of issuance. The Series B Warrants will expire on November 13, 2024, which is nine months from the date of issuance. The Series C Warrants will also expire on November 13, 2024, provided that to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants included in the applicable unit, such Series C Warrant will expire on February 13, 2029.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $105.8 million and $53.6 million, respectively, and federal and state research and development credits of approximately $2.4 million and $1.5 million, respectively, which could be limited if we experience an “ownership change.” Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted us an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that we had not met the Minimum Stockholders’ Equity Requirement, we requested a hearing before the Nasdaq Hearings Panel (the “Hearings Panel”) and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 7, 2024, we received a request from Nasdaq for us to provide additional pro forma financial information and future forecasts at the Hearings Panel in order to evidence compliance with the Minimum Stockholders’ Equity Requirement. On February 15, 2024, we had the hearing before the Hearings Panel. There can be no assurance that the Hearings Panel will grant our request for continued listing or that we will be able to evidence compliance prior to the expiration of any extension that may be granted by the Hearings Panel. As of the date of this Annual Report, the Hearings Panel has not issued a ruling. Nasdaq has indicated in no event would such extension be granted, if at all, beyond May 20, 2024 under its rules. If the Hearings Panel does not grant our request for continued listing, we will be subject to delisting from The Nasdaq Capital Market. Even if the Hearings Panel grants an extension, there can be no assurances that we will regain compliance with the Minimum Stockholders’ Equity Requirement to the satisfaction of Nasdaq currently or in any future periods, even applying the proceeds from the February 2024 Offering, or meet the other Nasdaq continued listing requirements. For example, we may be unable to demonstrate to Nasdaq that we will continue to meet the Minimum Stockholders’ Equity Requirement through the current quarter or through December 31, 2024, based on the amount raised in the February 2024 Offering or our future revenue forecast assumptions, financing plans or otherwise. Further, even if we regain compliance with the Minimum Stockholders’ Equity Requirement, we may not be able to maintain compliance which may cause Nasdaq to delist our shares.

In addition, on February 21, 2024, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 19, 2024, to regain compliance. We will regain compliance under this rule if at any time before August 19, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and such securities continue to trade on The Nasdaq Capital Market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by August 19, 2024. If we do not regain compliance by August 19, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

The future issuance and sale of our common stock, including any shares issuable upon exercise of the outstanding Pre-Funded Warrants or Common Warrants, or the perception that such sales could occur, may depress our stock price and our ability to raise funds in new stock offerings.

We may from time-to-time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. The issuance and sale of shares of our common stock, including any shares issuable upon exercise of any Pre-Funded Warrants or Common Warrants, or the perception that such sales could occur, may lower the market price of our common stock and may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

In addition, we must settle exercises of our outstanding Common Warrants in shares of our common stock. The issuance of shares of our common stock upon exercise of the Common Warrants will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that exercises may occur could depress the trading price of our common stock even in the absence of actual exercises. Moreover, the expectation of exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

We may not receive any additional funds upon the exercise of the Pre-Funded Warrants or Common Warrants.

Each Pre-Funded Warrant may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Pre-Funded Warrants. Accordingly, we may not receive any additional funds upon the exercise of the Pre-Funded Warrants.

Each Common Warrant (other than the Series B Warrant) may be exercised by way of a cashless exercise if at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of our common stock issuable upon exercise of the Common Warrants to the holder.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity Risk Management and Strategy

We have taken steps to develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program includes:

•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment; and
•
cybersecurity awareness training of our employees and senior management.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to our Business, including the Regulatory Compliance and Commercialization of our Product, Gimoti— Our business and operations would suffer in the event of information technology system failures, cyberattacks, and other security incidents.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee ("the Audit Committee"). The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives annual reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program, as required. Board members may receive presentations on cybersecurity topics from external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our President and Chief Operating Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our management team’s experience includes decades of experience in overseeing operations, including information technology functions, in the public company environment.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external consultants engaged by us; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

We occupy approximately 1,500 square feet of office space in Solana Beach, California under a lease that we entered into in October 2023. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOK.”

Holders of Common Stock

As of February 29, 2024, there were five holders of record of our common stock.

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

Diabetic gastroparesis is a GI disorder affecting millions of patients worldwide, in which food in an individual’s stomach takes too long to empty resulting in a variety of serious GI symptoms and systemic metabolic complications. The gastric delay caused by gastroparesis can compromise absorption of orally administered medications. In May 2023, we reported results from a study conducted by Eversana which showed diabetic gastroparesis patients taking Gimoti had significantly fewer physician office visits, emergency department visits, and inpatient hospitalizations compared to patients taking oral metoclopramide. This overall lower health resource utilization reduced patient and payor costs by approximately $15,000 during a six-month time period for patients taking Gimoti compared to patients taking oral metoclopramide.

In January 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020 we borrowed $5 million under the Eversana Credit Facility, which expires on December 31, 2026, unless terminated earlier pursuant to its terms. As of December 31, 2023, there were approximately $63.5 million in cumulative unreimbursed commercialization costs under the agreement, to be payable only as net product profits are recognized, or upon certain termination events

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings from loans and the sale of shares of our common stock on the Nasdaq Capital Market. We launched commercial sales of Gimoti in late October 2020 with Eversana and, to date, have generated modest sales.

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

As of December 31, 2023, we had cash and cash equivalents of approximately $4.7 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2023, plus the estimated net proceeds of approximately $6.1 million from the offering we completed in February 2024, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2024. This period could be shortened if there are any significant increases in planned spending other than anticipated. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Technology Acquisition Agreement

In June 2007, we acquired all worldwide rights, data, patents and other related assets associated with Gimoti from Questcor Pharmaceuticals, Inc., ("Questcor"), pursuant to an asset purchase agreement. We paid Questcor $650,000 in the form of an upfront payment and $500,000 in May 2014 as a milestone payment based upon the initiation of the first patient dosing in our Phase 3 clinical trial for Gimoti. In August 2014, Mallinckrodt, plc, or Mallinckrodt, acquired Questcor. As a result of that acquisition, Questcor transferred its rights included in the asset purchase agreement with us to Mallinckrodt. In addition to the payments previously made to Questcor, we were required to make additional milestone payments totaling up to $52 million. In March 2018, we and Mallinckrodt amended the asset purchase agreement to defer development and approval milestone payments, such that rather than paying two milestone payments based on FDA acceptance for review of the NDA and final product marketing approval, we would be required to make a single $5 million payment on the one-year anniversary after we receive FDA approval to market Gimoti. At the time of the Gimoti NDA approval by FDA, we recorded the $5 million payable owed to Mallinckrodt, along with a $5 million research and development expense. The $5 million milestone payment was paid in July 2021.

The remaining $47 million in milestone payments depended on Gimoti’s commercial success. We were also required to pay to Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2023, we have paid Mallinckrodt approximately $134,000 for royalties on net sales of Gimoti. Our obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

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

Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgment to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other metrics revenues continue to increase. Net product sales during the year ended December 31, 2023 were approximately $5.2 million compared to net product sales of approximately $2.5 million during the year ended December 31, 2022, an increase of approximately 107%. We began a pilot program with vitaCare Prescription Services, or vitaCare, in February 2022, and fully transitioned to vitaCare in July 2022 which was the exclusive prescription intake system used for Gimoti. As of November 2023, Gimoti pharmacy services were transitioned to ASPN Pharmacy ("ASPN"). This transition was to improve the approval of the Out-Of-Network prescriptions that were increasing across the platform and in conjunction with a transition away from pharmacy services by vitaCare. Although these transitions have created some slowing in managing patients and filling prescriptions, we believe ASPN is now processing inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers. The ASPN platform offers a seamless path for filling a prescription, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors.

There were approximately 1,429 new inbound prescriptions into the vitaCare and ASPN reimbursement centers during the quarter ended December 31, 2023, a 6.7% increase compared to the prior quarter. Patients who have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 79% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 7.4% during the fourth quarter ended December 31, 2023.

New Gimoti Prescribers
1800
1600
1400
1200
1000
800
600
400
200
0
October-20
December-20
February-21
April-21
June-21
August-21
October-21
December-21
February-22
April-22
June-22
August-22
October-22
December-22
February-23
April-23
June-23
August-23
October-23
December-23
New Prescribers
Cumulative Prescribers

The ASPN team accesses the Medicare and Medicaid systems to facilitate product reimbursement submissions for patients seeking treatment. For the year ended December 31, 2023, these government programs made up approximately 33.6% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through December 31, 2023, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist.

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

Key Opinion Leaders, or KOLs, are actively presenting data regarding the safety profile for Gimoti. Data presented at Digestive Disease Week indicated a far lower incidence of tardive dyskinesia, or TD, than previously published. This retrospective data was generated from a US based database with over 80 million patient lives. The outcome showed a 0.1% incidence of TD for gastroparesis patients taking any form of metoclopramide

At the May 2023 Digestive Disease Week conference, a head-to-head (oral v. nasal metoclopramide), real world evidence data in 514 patients was presented. Gimoti reduced the likelihood of visiting a physician’s office, going to an emergency room (60% reduction), and had fewer inpatient admissions (68% reduction) compared to oral metoclopramide. This was elevated to the top plenary presentation for the conference by the gastroenterology selection committee for the conference. To our knowledge, this study is the first such head-to-head data ever to be presented regarding the product and a clear support for improved outcomes for patients using Gimoti. This data was further validated in October 2023 at the American College of Gastroenterology conference, when the related cost data showed a $15,000 savings for those patients taking Gimoti compared to oral metoclopramide over the six-month index period. This data was also elevated to the plenary presentation by the American College of Gastroenterology selection committee. These data have recently been provided to our commercialization field force to inform physicians and payers of the potential benefits seen in these real-world trials.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other selling, general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors' and officers' liability insurance premiums. We expect that selling, general and administrative expenses will increase in the future as we continue to progress with the commercialization of Gimoti and we reimburse Eversana from the net profits attained from the sales of Gimoti.

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

Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts. We use judgment to estimate variable consideration. We are subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. We estimate Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction.

We also make estimates about co-payment assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $105.8 million and $53.6 million, respectively. The federal and state loss carryforwards will begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $43.9 million do not expire and will carry forward indefinitely. As of December 31, 2023, we also had federal and California research and development tax credit carryforwards of $2.4 million and $1.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Pursuant to U.S. tax legislation enacted in December 2017, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase/(Decrease)
	2023	2022
Net product sales	$5,180,630	$2,508,645	$2,671,985
Cost of Goods Sold	$201,879	$370,394	$(168,515)
Research and development expense	$181,907	$300,789	$(118,882)
Selling general and administrative expense	$12,227,735	$9,623,599	$2,604,136

Net Product Sales. Net product sales for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by approximately $2.7 million. The increase in product sales during 2023 is due to increased product adoption as commercialization efforts continue, and a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2023 compared to the year ended December 31, 2022 decreased by approximately $169,000. The decrease in cost of goods sold during 2023 is due to a reduction in royalty costs of $128,000 due to expiration of the royalty agreement, and a decrease in stability costs of $17,000 and obsolescence expense of approximately $14,000.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 decreased by approximately $0.1 million. Costs incurred in 2023 included approximately $170,000 related to stability testing and approximately $12,000 for wages, taxes and employee insurance, including approximately $3,000 of stock-based compensation expense. Costs incurred in 2022 included approximately $261,000 related to stability testing and approximately $37,000 for wages, taxes and employee insurance, including approximately $11,000 of stock-based compensation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by approximately $2.6 million. Costs incurred in 2023 primarily included approximately $4.3 million for wages, taxes, and employee insurance, including approximately $1.1 million of stock-based compensation expense, approximately $5.1 million for marketing and Eversana profit sharing, approximately $2.4 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, and $172,000 for facility-related expenses.

Costs incurred in 2022 primarily included approximately $3.8 million for wages, taxes and employee insurance, including approximately $1.4 million of stock-based compensation expense, approximately $2.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company, approximately $2.8 million for marketing, royalties and Eversana profit sharing, and $188,000 for facility-related expenses.

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

In February 2024, we sold 5,134,731 common stock units (the “Common Stock Units”), at a public offering price of $0.68 per Common Stock Unit and, to certain investors, 5,894,680 pre-funded warrant units (the “PFW Units”), at a public offering price of $0.6799 per PFW Unit. Each Common Stock Unit consists of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consists of (i) a pre-funded warrant to purchase one share of common stock, (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. After deducting underwriting discounts and commissions and offering expenses paid by us, the estimated net proceeds to us from this offering were approximately $6.1 million.

The Pre-Funded Warrants have an exercise price of $0.0001 per share. The Series A Warrants, Series B Warrants and the Series C Warrants have an exercise price of $0.68 per share. The Pre-Funded Warrants, Series A Warrants and Series B Warrants are exercisable immediately. The Series C Warrants are subject to a vesting schedule and may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants. The Series A Warrants will expire on February 13, 2029, which is five years from the date of issuance. The Series B Warrants will expire on November 13, 2024, which is nine months from the date of issuance. The Series C Warrants will also expire on November 13, 2024, provided that to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants included in the applicable unit, such Series C Warrant will expire on February 13, 2029.

We concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2023 of approximately $4.7 million, plus the estimated net proceeds of approximately $6.1 million from the offering we completed in February 2024, as well as future cash flows from net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2024. This period could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. As of December 31, 2023, Eversana and Evoke each had the right to exercise the Net Profit Quarterly Termination Right, which either party could have done until February 29, 2024, which was the end of the 60-day period following the end of the quarter. Each party will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. If the Net Profit Quarterly Termination Right is exercised, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), or the Minimum Stockholders’ Equity Requirement. As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted us an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that we had not met the Minimum Stockholders’ Equity Requirement, we requested a hearing before the Nasdaq Hearings Panel, or the Hearings Panel, and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 15, 2024, we had the hearing before the Hearings Panel. There can be no assurance that the Hearings Panel will grant our request for continued listing or that we will be able to evidence compliance prior to the expiration of any extension that may be granted by the Hearings Panel. As of the date of this Annual Report, the Hearings Panel has not issued a ruling.

On February 21, 2024, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, we were provided an initial period of 180 calendar days, or until August 19, 2024, to regain compliance. The letter states that Nasdaq will provide written notification that we have achieved compliance with its rules if at any time before August 19, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on The Nasdaq Capital Market.

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

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Increase/(Decrease)
	2023	2022
Net cash used in operating activities	$(4,984,977)	$(6,595,987)	$1,611,010
Net cash (used)/ provided by financing activities	$(119,296)	$7,294,976	$(7,414,272)
Net (decrease)/increase in cash and cash equivalents	$(5,104,273)	$698,989	$(5,803,262)

Operating Activities. The primary use of our cash has been to fund our commercial sales of Gimoti and clinical research, prepare our NDA, manufacture Gimoti, and other general operations. The cash used in operating activities during the year ended December 31, 2023 and 2022 was primarily related to commercialization activities for Gimoti. We expect that cash used in operating activities during 2024 will be consistent with 2023 results because growing sales will offset costs incurred due to commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the year ended December 31, 2023, cash used by financing activities of $0.1 million was due to payment of costs related to the February 2024 public offering of our stock. During the year ended December 31, 2022, we received net proceeds of approximately $7.3 million from the sale of 621,697 shares of common stock pursuant to the ATM Sales Agreement.

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

Off-Balance Sheet Arrangements

Through December 31, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In December 2016, we entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, December 2019, December 2020, February 2022, and August 2022 and expired on October 31, 2023. In October 2023, we entered into a new operating lease for office space in Solana Beach that expires on October 31, 2024. We also pay pass through costs and utility costs, which are expensed as incurred.

As of December 31, 2023, future minimum lease payments for our facility lease are approximately $63,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), as of December 31, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Operating Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, and which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” and “Executive Officers,” and is incorporated herein by reference.

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

1. Financial Statements. The following financial statements of Evoke Pharma, Inc., together with the report thereon of BDO USA, P.C., an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules.

None.

3. Exhibits.

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

(b) See Exhibit Index.

(c) See Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Evoke Pharma, Inc.

Solana Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evoke Pharma, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue under the Eversana Agreement

As described in Notes 2 and 7 to the financial statements, the Company’s product Gimoti is commercialized through the Company’s commercial partner. The Company recognizes revenue when a customer obtains control of promised goods in an amount that reflects the consideration the Company expects to receive in exchange for goods provided.

We identified the auditing of revenue under the Eversana Agreement as a critical audit matter. The principal consideration that led to our determination is evaluating the sales quantity information of prescriptions processed by service providers that is used for recording revenue transactions. Auditing the Company’s revenue was especially challenging due to the nature of audit evidence and the extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Confirming the sales quantity of prescriptions processed with certain service providers that fulfill orders and comparing that to information provided by Eversana.
•
Evaluating the sales quantity of prescriptions processed through verification of beginning and ending inventory balances and testing the movement of inventory during the year to ensure quantities of prescriptions processed agree to sales quantity information provided by Eversana.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2014.

San Diego, California

March 14 , 2024

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$4,739,426	$9,843,699
Accounts receivable	673,071	624,832
Prepaid expenses	885,040	952,954
Inventory	481,840	289,378
Other current assets	47,532	11,551
Total current assets	6,826,909	11,722,414

Deferred offering costs	241,637	-
Operating lease right-of-use asset	-	129,074
Total assets	$7,068,546	$11,851,488

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,711,778	$934,312
Accrued compensation	1,324,010	591,158
Operating lease liability	-	129,074
Total current liabilities	3,035,788	1,654,544
Long-term Liabilities:
Note payable	5,000,000	5,000,000
Accrued interest payable	1,612,295	1,112,295
Total long-term liabilities	6,612,295	6,112,295
Total liabilities	9,648,083	7,766,839

Commitments and contingencies (Note 3)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2023 and 2023; issued and outstanding shares — 0 at December 31, 2023 and 2022 respectively	-	-
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2023 and 2022; issued and outstanding shares — 3,343,070 at December 31, 2023 and 2022, respectively	334	334
Additional paid-in capital	120,859,567	119,731,458
Accumulated deficit	(123,439,438)	(115,647,143)
Total stockholders' equity (deficit)	(2,579,537)	4,084,649
Total liabilities and stockholders' equity (deficit)	$7,068,546	$11,851,488

See accompanying notes.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2023	2022

Net product sales	$5,180,630	$2,508,645
Operating expenses:
Cost of goods sold	201,879	370,394
Research and development	181,907	300,789
Selling, general and administrative	12,227,735	9,623,599
Total operating expenses	12,611,521	10,294,782
Loss from operations	(7,430,891)	(7,786,137)
Other income (expense):
Interest income	138,596	62,007
Interest expense	(500,000)	(500,000)
Total other income (expense)	(361,404)	(437,993)
Net loss	$(7,792,295)	$(8,224,130)

Net loss per share of common stock, basic and diluted	$(2.33)	$(2.62)

Weighted-average shares used to compute basic and diluted net loss per share	3,343,070	3,143,626

See accompanying notes.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	2,721,373	$272	$110,977,835	$(107,423,013)	$3,555,094
Stock-based compensation expense	-	-	1,458,709	-	1,458,709
Issuance of common stock from ATM, net of costs of $148,993	621,697	62	7,294,914	-	7,294,976
Net loss	-	-	-	(8,224,130)	(8,224,130)
Balance at December 31, 2022	3,343,070	334	119,731,458	(115,647,143)	4,084,649
Stock-based compensation expense	-	-	1,128,109	-	1,128,109
Net loss	-	-	-	(7,792,295)	(7,792,295)
Balance at December 31, 2023	3,343,070	$334	$120,859,567	$(123,439,438)	$(2,579,537)

See accompanying notes.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(7,792,295)	$(8,224,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	129,074	37,025
Stock-based compensation expense	1,128,109	1,458,709
Change in operating assets and liabilities:
Accounts receivable	(48,239)	(329,639)
Prepaid expenses and other assets	31,932	(29,208)
Inventory	(192,462)	(103,843)
Accounts payable and accrued expenses	655,126	60,284
Accrued compensation	732,852	71,840
Accrued interest payable	500,000	500,000
Operating lease liabilities	(129,074)	(37,025)
Net cash used in operating activities	(4,984,977)	(6,595,987)

Financing activities
Proceeds from issuance of common stock from ATM	-	7,443,969
Payment of ATM offering costs	-	(148,993)
Cash paid for offering costs	(119,296)	-
Net cash (used)/provided by financing activities	(119,296)	7,294,976
Net (decrease)/ increase in cash and cash equivalents	(5,104,273)	698,989
Cash and cash equivalents at beginning of period	9,843,699	9,144,710
Cash and cash equivalents at end of period	$4,739,426	$9,843,699

Non-cash financing activities
Public offering costs included in accounts payable and accrued expenses	$122,340	$-
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$-	$153,671

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. The Company ended 2023 with approximately $4.7 million in cash and cash equivalents, plus the estimated net proceeds of approximately $6.1 million from the offering we completed in February 2024 as described in the subsequent event note. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Additionally, if Eversana were to terminate the Commercial Services and Loan Agreement as described in Note 7, the principal and interest on the Loan, $6.6 million as of December 31, 2023, becomes due in 90 days. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

On May 24, 2023, the Company received a written notice from Nasdaq indicating that, based on the Company's stockholders’ equity of $2.1 million as of March 31, 2023, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, the Company submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted the Company an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that the Company had not met the Minimum Stockholders’ Equity Requirement, the Company requested a hearing before the Nasdaq Hearings Panel (the “Hearings Panel”) and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 15, 2024, the Company had the hearing before the Hearings Panel. There can be no assurance that the Hearings Panel will grant our request for continued listing or that we will be able to evidence compliance prior to the expiration of any extension that may be granted by the Hearings Panel. As of the date of this Annual Report, the Hearings Panel has not issued a ruling.

On February 21, 2024, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company was provided an initial period of 180 calendar days, or until August 19, 2024, to regain compliance. The letter states that Nasdaq will provide written notification that the Company has achieved compliance with its rules if at any time before August 19, 2024, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of the Company's common stock and the common stock continued to trade on The Nasdaq Capital Market.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment operating in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and savings accounts. The Company's cash equivalents are classified as Level 1 inputs within the fair value hierarchy.

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts receivable and accounts payable and accrued expenses, are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of other short-term and long-term borrowings approximates fair value based upon interest rates the Company believes it can currently obtain for similar debt, which is a Level 2 input within the fair value hierarchy.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of allowance for credit losses. The Company evaluates the collectability of accounts receivable based on a combination of factors, including specific circumstances that may impair a customer's ability to pay and historical payment patterns. The allowance for credit losses was zero at December 31, 2023 and December 31, 2022, and no bad debt expense was recorded for the years ended December 31, 2023 and December 31, 2022.

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

Subsequent to FDA approval, the Company began manufacturing Gimoti for commercialization and began capitalizing inventory at that time. The Company’s inventory consisted of approximately $361,000 and $239,000 of raw materials at December 31, 2023 and December 31, 2022, respectively, and approximately $121,000 and $50,000 of finished goods inventory at December 31, 2023 and December 31, 2022, respectively. Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventory is held at its third-party suppliers and its work-in-process and finished goods inventory is held at its manufacturer and at Eversana. The Company records such inventory as consigned inventory.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the public offering that was completed in February 2024. All deferred offering costs were reclassified to additional paid-in capital in February 2024. The Company recorded approximately $242,000 and zero deferred offering costs as a non-current asset in the accompanying balance sheets as of December 31, 2023 and 2022, respectively.

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

Product revenues are recorded net of sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgment to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $46,000 were recorded as accounts payable and accrued expenses on the balance sheet as of December 31, 2023, and $13,000 was recorded as a reduction to Accounts Receivable as of December 31, 2022.

Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $66,000 at each of December 31, 2023 and December 31, 2022, are classified as accounts payable and accrued expenses in the balance sheets.

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

The Company grants stock options to purchase common stock to employees and members of the board of directors with exercise prices equal to the Company’s closing market price on the date the stock options are granted. The risk-free interest rate assumption was based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted average expected term of options and employee stock purchases was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. Expected volatility was calculated based on historical volatility of the Company's common stock. The assumed dividend yield was based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The Company accounts for forfeitures as the forfeitures occur.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Common stock options	624,232	491,851
Total excluded securities	624,232	491,851

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update was effective for annual periods beginning after December 15, 2022. The adoption of this new standard did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its financial statements and accompanying notes.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024 and for private businesses for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

3. Commitments and Contingencies

Leases

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California. The lease commenced on January 1, 2017, was extended in September 2018, December 2019, December 2020, February 2022, and August 2022 and expired on October 31, 2023. The Company recognized an operating lease ROU asset and liability based on the present value of the future minimum lease payments over the lease term at the commencement date, using the Company’s assumed incremental borrowing rate, and then amortizes the ROU assets over the lease term. The Company applies a discount rate to the minimum lease payments within the lease agreement to determine the value of right-of-use assets and lease liabilities. The Company noted that the implicit rate in the lease was not determinable and calculated its incremental borrowing rate of 10% upon execution of the lease. In October 2023, the Company entered into a 12-month lease agreement for office space in Solana Beach, effective November 1, 2023, that expires on October 31, 2024.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and operating lease expense for these leases are recognized on a straight-line basis over the lease term as general and administrative expense within the accompanying financial statements. The operating lease expense of $154,000 and $150,000 is included in the general and administrative expense for the years ended December 31, 2023 and 2022, respectively. The cash paid for the operating leases was $146,000 and $39,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company has future minimum lease payments under its existing facility lease of approximately $63,000 payable in 2024. The remaining lease term was 0.83 years as of December 31, 2023 and December 31, 2022, respectively.

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

The remaining $47 million in milestone payments depended on Gimoti’s commercial success. The Company was required to pay Mallinckrodt a low single digit royalty percentage on net sales of Gimoti. As of December 31, 2023, the Company has paid Mallinckrodt approximately $134,000 in royalties on net sales of Gimoti. The Company’s obligation to pay such royalties and milestones terminated due to the expiration of the last patent right covering Gimoti transferred under the asset purchase agreement.

5. Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2023 or 2022.

Common Stock

As of December 31, 2023, there were 3,343,070 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company. To date, no dividends have been declared.

At the Market Equity Offering Program

In December 2020, the Company filed a shelf registration statement with the SEC on Form S-3 (the “shelf registration statement”) which was declared effective by the SEC on January 6, 2021. In December 2020, the Company also entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”), with B. Riley FBR, Inc. (“FBR”) and H.C. Wainwright & Co. (together with FBR, the “Sales Agents”), pursuant to which the Company was able to sell from time to time, at its option, up to an aggregate of $30 million worth of shares of the Company’s common stock through the Sales Agents. No shares were sold during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold 621,697 shares of common stock at a weighted-average price per share of $11.97 pursuant to the ATM Sales Agreement and received proceeds of approximately $7.3 million, net of commissions and fees.

The shelf registration statement, including the prospectus related to the ATM Sales Agreement, expired on January 6, 2024.

Warrants

The Company has issued warrants to purchase common stock to banks that have previously loaned funds to the Company, as well as to representatives of the underwriters of the Company’s public offerings and certain of their affiliates.

During 2023, there were no outstanding warrants to purchase shares of common stock. During 2022, no warrants were exercised and warrants to purchase 139,972 shares of common stock expired.

Equity Incentive Award Plans

In August 2013, the Company adopted the 2013 Equity Incentive Award Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Since its adoption, the Company’s stockholders have amended and restated the 2013 Plan. As of May 2023, the Company’s stockholders increased the number of shares of common stock authorized for issuance under the 2013 Plan to an aggregate of 1,194,717 shares and extended the term of the 2013 Plan to March 2033. In addition, the number of shares available for issuance is annually increased on the first day of each fiscal year by that number of shares equal to the least of (a) six percent of the outstanding shares of common stock on the last day of the immediately preceding calendar year, and (b) such other amount determined by the Company’s board of directors. Notwithstanding the foregoing, the number of shares of common stock that may be issued or transferred pursuant to incentive stock options under the Restated Plan may not exceed an aggregate of 50,000,000 shares.

As a result of the annual increases since the 2013 Plan originated, and the increase of stock options reserved under the restatements of the 2013 Plan approved by the Company’s stockholders through May 2023, the Company has increased the number shares reserved for issuance under the 2013 Plan by 1,352,800 shares. As of December 31, 2023, 547,838 options remain available for future grant under the 2013 Plan. On January 1, 2024, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 200,584 shares, making 748,422 options available for future grant under the 2013 Plan.

Options granted under the 2013 Plan have ten-year terms from the date of grant and generally vest over a one to four year period. The Company granted options to purchase 153,750 and 78,247 shares of common stock in 2023 and 2022, respectively. The exercise price of all options granted during the years ended December 31, 2023 and 2022 was equal to the market value per share of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity under the 2013 Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	491,851	$19.11	7.22
Granted	153,750	$3.07	9.23
Expired	(21,369)	$45.78	-
Outstanding at December 31, 2023	624,232	$14.25	7.05	-

Vested and expected to vest at December 31, 2023	624,232	$14.25	7.05	-

Exercisable at December 31, 2023	418,591	$14.64	6.23	-

The aggregate intrinsic values of outstanding options are calculated as the difference between the exercise price of the underlying options and the closing price of our common stock of $1.05 at December 31, 2023.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2023 and 2022, was $2.42 and $4.86, respectively.

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

In May 2017, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 8,333 shares (to an aggregate of 20,833 shares), to increase the annual evergreen provision from 2,500 shares to 8,333 shares, and to extend the term of the ESPP into 2027. In May 2023, the Company’s stockholders approved an amendment and restatement of the Company’s ESPP to increase the number of shares of common stock reserved under the ESPP by 100,000 shares (to an aggregate of 170,833 shares), and to increase the annual evergreen provision by the lesser of (a) one percent of the outstanding shares of common stock on the last day of the immediately preceding calendar year, or (b) such other amount determined by the Company’s board of directors, and to extend the term of the ESPP into 2033. The Company has increased the number shares reserved for issuance under the ESPP by 168,333 shares since the inception of the ESPP. As of December 31, 2023, 145,381 shares remain available for future issuance under the ESPP. On January 1, 2024, the Company further increased the number of shares reserved for future issuance under the ESPP by 33,430 shares, making 178,811 shares available for future issuance under the ESPP after that increase.

No shares of common stock were issued through the ESPP during 2023 and 2022.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following assumptions for option grants during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk free interest rate	1.34%-3.39%	1.67%-3.55%
Expected option term	5.5- 6.0 years	5.5- 6.0 years
Expected volatility of common stock	99.34%- 103.64%	97.04%- 113.23%
Expected dividend yield	0.0%	0.0%

The Company recognized stock-based compensation expense to employees and directors in its research and development and its general and administrative functions during the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31,
	2023	2022
Research and development	$2,840	$11,278
Selling, general and administrative	1,125,269	1,447,431
Total stock-based compensation expense	$1,128,109	$1,458,709

As of December 31, 2023, there was approximately $1.1 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 0.75 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2023	2022
Stock options issued and outstanding	624,232	491,851
Authorized for future option grants	547,838	146,497
Authorized for employee stock purchase plan	145,381	37,048
Total common stock reserved for future issuance	1,317,451	675,396

6. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no contributions have been made by the Company to date. For the years ended December 31, 2023 and 2022, the Company adopted Safe Harbor 401(k) provisions. A contribution of $3,000 was required to be made to the accounts of employees for the year ended December 31, 2023 in order to maintain the Plan’s compliance with Internal Revenue Service regulations. No contributions were made during 2022.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company will record sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the years ended December 31, 2023 and 2022, approximately $4.4 million and $2.0 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of December 31, 2023, unreimbursed commercialization costs to Eversana were approximately $63.5 million. Such costs will generally be payable only as net product profits are recognized. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

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

As of December 31, 2023, either party has the right to exercise the Net Profit Quarterly Termination Right, which it may do for a 60-day period following the end of the quarter. Each party will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the balance sheet at December 31, 2023. The Company has an uncertain tax position (“UTP”) of approximately $2.0 million related to California net operating losses at December 31, 2023. The Company is subject to taxation in the United States and state jurisdictions, and the Company’s tax years beginning 2007 to date are subject to examination by taxing authorities.

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

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(%)	(%)
Federal statutory rate	21	21
Change in valuation allowance	(3)	-
State income taxes, net of federal benefit	1	2
Removal of net operating losses and other credits	(16)	(24)
Impact of state tax rate change	(1)	1
Stock compensation and other permanent items	(2)	-
Effective income tax rate	-	-

Pursuant to Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has excluded the deferred tax assets for net operating losses of approximately $25.8 million and a research and development credit of approximately $3.6 million generated through December 31, 2023 from its deferred tax asset. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect this analysis to be completed within the next twelve months and, as a result, the Company does not expect that the unrecognized tax benefits will change within twelve months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Stock compensation expense	$1,839,000	$1,825,000
Capitalized R&D	161,000	125,000
Lease liability	-	29,000
Accruals and other	294,000	136,000
Total deferred tax assets	2,294,000	2,115,000
Deferred tax liabilities:
Right of use asset	-	(29,000)
Total deferred tax liabilities	-	(29,000)
Less valuation allowance	(2,294,000)	(2,086,000)
Net deferred tax assets (liabilities)	$-	$-

The deferred tax assets and valuation allowance as of December 31, 2023 increased by $208,000. The Company carries a full valuation allowance against these deferred tax assets, therefore, the adjustments had no effect on the balance sheets, statements of operations and cash flows for the periods presented.

At December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $105.8 million and $53.6 million, respectively. The federal and state loss carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $43.9 million do not expire and will carry forward indefinitely. At December 31, 2023, the Company also has federal and California research tax credit carryforwards of approximately $2.4 million and $1.5 million, respectively. The federal research credit carryforwards will begin expiring in 2027 unless previously utilized. The California research credit will carry forward indefinitely. Pursuant to U.S. tax legislation enacted in December 2017, tax losses generated in calendar year 2018 and beyond do not expire, but may only offset 80% of the Company’s taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

There were no changes to unrecognized tax benefits in 2023 and 2022. As such, the balance of unrecognized tax benefits (excluding interest and penalties) was approximately $2.0 million at December 31, 2023 and 2022. The Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense when incurred. To date, since no benefit has been taken related to the UTP, there has been no interest and penalties recognized.

Due to the full valuation allowance that the Company has on the deferred tax assets, there are no unrecognized tax benefits that would impact the effective tax rate, if recognized.

9. Subsequent Events

On February 13, 2024, the Company sold 5,134,731 common stock units (the “Common Stock Units”), at a public offering price of $0.68 per Common Stock Unit and, to certain investors, 5,894,680 pre-funded warrant units (the “PFW Units”), at a public offering price of $0.6799 per PFW Unit. Each Common Stock Unit consists of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consists of (i) a pre-funded warrant to purchase one share of common stock, (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company from this offering are estimated to be approximately $6.1 million.

The Pre-Funded Warrants have an exercise price of $0.0001 per share. The Series A Warrants, Series B Warrants and the Series C Warrants have an exercise price of $0.68 per share. The Pre-Funded Warrants, Series A Warrants and Series B Warrants are exercisable immediately. The Series C Warrants are subject to a vesting schedule and may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants. The Series A Warrants will expire on February 13, 2029, which is five years from the date of issuance. The Series B Warrants will expire on November 13, 2024, which is nine months from the date of issuance. The Series C Warrants will also expire on November 13, 2024, provided that to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants included in the applicable unit, such Series C Warrant will expire on February 13, 2029.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of the Company’s Common Stock Certificate	S-1	333-188838	8/16/2013	4.1

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	001-36075	05/10/2022	4.9
4.3	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2
4.4	Form of Series A Warrant	S-1/A	333-275443	01/11/2024	4.3
4.5	Form of Series B Warrant	S-1/A	333-275443	01/11/2024	4.4
4.6	Form of Series C Warrant	S-1/A	333-275443	01/11/2024	4.5
4.7	Form of Representative Warrant	8-K	001-36075	02/14/2024	4.1
10.1#	Form of Indemnity Agreement for Directors and Officers	S-1	333-188838	05/24/2013	10.1

10.2#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer	S-1	333-188838	06/14/2013	10.2

10.3#	Amended and Restated 2013 Equity Incentive Award Plan and form of option agreement thereunder	8-K	001-36075	05/11/2023	10.1

10.4#	2013 Amended and Restated Employee Stock Purchase Plan	8-K	001-36075	05/11/2023	10.2

10.5#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer	S-1	333-188838	06/14/2013	10.7

10.6#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio	S-1	333-188838	06/14/2013	10.8

10.7†	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.	S-1	333-188838	5/24/2013	10.10

10.8#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson	8-K	001-36075	12/02/2013	10.1

10.9#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio	10-K	001-36075	3/15/2017	10.25

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.10#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson	10-K	001-36075	3/15/2017	10.26

10.11†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited					X

10.12†	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.	10-Q	001-36075	8/15/2016	10.3

10.13	Amendment to Asset Purchase Agreement entered into by and between the Company and Mallinckrodt ARD Inc. dated March 21, 2018	10-Q	001-36075	5/14/2018	10.1

10.14†	Commercial Services Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC	10-Q	001-36075	5/12/2020	10.1

10.15†	Loan Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC	10-Q	001-36075	5/12/2020	10.2

10.16†	3PL Agreement between the Company and Eversana Life Science Services, LLC dated August 27, 2020	10-Q	001-36075	11/10/2020	10.1

10.17#	Non-Employee Director Compensation Policy	10-Q	001-36075	8/10/2023	10.1

10.18†	Amendment No. 1 to the Commercial Services Agreement, dated as of February 1, 2022, between the Company and Eversana Life Sciences Services, LLC	10-Q	001-36075	5/10/2022	10.1

10.19†	Amendment No. 2 to the Commercial Services Agreement, dated as of November 3, 2022, between the Company and Eversana Life Sciences Services, LLC	10-Q	001-36075	11/09/2022	10.1

10.20	Sixth Amendment to Standard Office Lease dated October 9, 2023, between the Company and SB Corporate Center III-IV, LLC.	10-Q	001-36075	11/09/2023	10.1
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy for Recovery of Erroneously Awarded Compensation					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.PRE	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVOKE PHARMA, INC.

Date: March 14, 2024	By:	/s/ David A. Gonyer, R.Ph.
David A. Gonyer, R.Ph.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Gonyer, R.Ph	Chief Executive Officer and Director (principal executive officer)	March 14, 2024
David A. Gonyer, R.Ph.

/s/ Matthew J. D’Onofrio	President, Chief Operating Officer, Treasurer	March 14, 2024
Matthew J. D’Onofrio	and Secretary (principal financial and accounting officer)

/s/ Cam L. Garner	Chairman of the Board of Directors	March 14, 2024
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 14, 2024
Todd C. Brady, M.D., Ph.D.

/s/ Malcolm R. Hill, Pharm. D.	Director	March 14, 2024
Malcolm R. Hill, Pharm. D.

/s/ Vickie W. Reed	Director	March 14, 2024
Vickie W. Reed

/s/ Kenneth J. Widder, M.D.	Director	March 14, 2024
Kenneth J. Widder, M.D.