Form 10-K/A
period 2023-12-31
Evoke Pharma Inc
filed 2024-05-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Explanatory Note

Evoke Pharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to amend and restate its financial statements and related footnote information as of and for the year December 31, 2023 (the “Restated Financial Statements”), previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Original Report”). This Amended Report also amends certain other information in the Original Report and includes the effects of the errors described below on the unaudited condensed financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2023 and September 30, 2023, as listed in “Items Amended in this Amended Report” below.

Background and Effect of Restatement

As described in the Company's Current Report on Form 8-K filed with the SEC on May 14, 2024, in connection with the preparation of the Company's financial statements for the quarter ended March 31, 2024, management identified an error in previously issued balance sheets. The error related to the classification of the note payable issued to Eversana Life Science Services, LLC ("Eversana") pursuant to the Loan Agreement, dated January 21, 2020 (the "Eversana Credit Facility") and related accrued interest payable (the "Aggregate Note Payable") in our balance sheet as of December 31, 2023. The maturity date of all amounts, including interest, borrowed under the Eversana Credit Facility will be 90 days after the expiration or earlier termination of the Commercial Services Agreement, dated January 21, 2020, by and between the Company and Eversana (the “Eversana Agreement”).

As of December 31, 2023, the Net Profit Quarterly Termination Right (as defined in Note 7. Commercial Services and Loan Agreements with Eversana) permitted Eversana to terminate the Eversana Agreement thereby accelerating repayment of the Aggregate Note Payable. As such, the Aggregate Note Payable balances of $6.4 million, $6.5 million and $6.6 million, as of June 30, 2023, September 30, 2023 and December 31, 2023 (the "Affected Periods"), respectively, should have been classified within current liabilities rather than long-term liabilities (the "Classification Error"). The effect of the Classification Error did not impact Total Assets, Total Liabilities, Stockholder's Equity (Deficit) in the balance sheets, or the statements of operations, stockholder's equity (deficit) or cash flows in each of the Affected Periods.

Items Amended in this Amended Report

This Amended Report presents the Original Report, amended and restated in its entirety, with modifications as necessary to the following items to reflect the foregoing restatement and Note 10. Restatement of Previously Reported Financial Statements and Note 11. Restatement of Previously Reported Fiscal 2023 Interim Financial Statements (Unaudited):

•	Part I, Item 1A. Risk Factors
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures; and
•	Part IV. Item 15. Exhibits, Financial Statement Schedules

This Amended Report also includes the effects of this error on the unaudited condensed financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended June 30, 2023, and September 30, 2023. For further detail regarding the effect of the restatement on such previously reported financial statements, refer to Note 11. Restatement of Previously Reported Fiscal 2023 Interim Financial Statements (Unaudited) of the notes to the financial statements included herein.

In addition, in accordance with applicable SEC rules, this Amended Report includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer dated as of the filing date of this Amended Report.

Except as described above and in Note 10. Restatement of Previously Reported Financial Statements and Note 11. Restatement of Previously Reported Fiscal 2023 Interim Financial Statements (Unaudited), this Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, except as described above and in Note 10. Restatement of Previously Reported Financial Statements and Note 11. Restatement of Previously Reported Fiscal 2023 Interim Financial Statements

i

(Unaudited), this Amended Report speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, provided, however, as disclosed in our Current Report on Form 8-K filed with the SEC on May 14, 2024, the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2023, and September 30, 2023 should no longer be relied upon.

Control Considerations

As a result of the information described above, management has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level and the Company’s internal control over financial reporting was not effective as of the end of each of the periods covered by the restatement in this Amended Report. In connection with the restatement, the Company has identified a material weakness in the operation of internal control over financial reporting with respect to the review of information related to the Eversana Credit Facility. For additional detail regarding the material weakness identified and a discussion of management’s evaluation of our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Amended Report.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

Table of Contents

PART I

Forward-Looking Statements and Market Data

This Amended Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Amended Report, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, the pricing and reimbursement for Gimoti®TM (metoclopramide) nasal spray, future prescribing trends for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, continued compliance with Nasdaq listing requirements and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of the Original Report. You should read this Amended Report completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Amended Report, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

This Amended Report also contains estimates, projections and other information concerning our industry, our business, and the potential markets for Gimoti™, including data regarding the estimated size of those markets, their projected growth rates, the incidence of certain medical conditions, statements that certain drugs or classes of drugs are the most widely prescribed in the United States or other markets, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

We use our registered trademark, EVOKE PHARMA, and other trademarks, including GIMOTI, in this Amended Report. This Amended Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Amended Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Unless the context requires otherwise, references in this Amended Report to “Evoke,” “we,” “us” and “our” refer to Evoke Pharma, Inc.

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

Under the terms of the Eversana Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana will utilize its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. We will record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of December 31, 2023, there were approximately $63.5 million in unreimbursed commercialization costs under the agreement (“Cumulative Deferred Costs”), to be payable only as net product profits are recognized, or upon certain termination events as described below. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

Financial Information about Segments

We have one operating segment, which is the development and commercialization of pharmaceutical products. See Note 2 to our financial statements included in this Amended Report. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those financial statements and related notes.

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

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Amended Report and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

Risks Related to the Restatement

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this weakness (or fail to identify and/or remediate other possible material weaknesses), we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with disclosure protocols and procedures, is designed to prevent fraud.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting as of December 31, 2023. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting.

Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

However, for as long as we are a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. At such time this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

In connection with the preparation of the financial statements for the three months ended March 31, 2024, we identified a material weakness in our internal controls over financial reporting. To strengthen our review procedures, we have engaged external support with extensive U.S. GAAP knowledge to advise on technical accounting and financial reporting matters.

Our procedures and controls and our ongoing remediation efforts may not enable us to avoid further material weaknesses in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting staff or external consultants. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we may be unable to accurately report our financial condition and results of operations in a timely matter and could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

We have restated prior consolidated financial statements, which may lead to possible additional risks and uncertainties, including possible loss of investor confidence.

We have restated our consolidated financial statements as of and for the year ended December 31, 2023 and for the second and third quarters of fiscal year 2023 in order to correct certain accounting errors as described in “Note 10. Restatement of Previously Reported Financial Statements” to the consolidated financial statements. For a description of the material weakness in our internal control over financial reporting identified by management in connection with such restatement and management’s plan to remediate the material weakness, see “Part II, Item 9A - Controls and Procedures.”

As a result of the restatement described herein, we have become subject to possible additional costs and risks, including (a) accounting and legal fees incurred in connection with such restatement and (b) a possible loss of investor confidence.

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

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted us an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that we had not met the Minimum Stockholders’ Equity Requirement, we requested a hearing before the Nasdaq Hearings Panel (the “Hearings Panel”) and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 7, 2024, we received a request from Nasdaq for us to provide additional pro forma financial information and future forecasts at the Hearings Panel in order to evidence compliance with the Minimum Stockholders’ Equity Requirement. On February 15, 2024, we had the hearing before the Hearings Panel. There can be no assurance that the Hearings Panel will grant our request for continued listing or that we will be able to evidence compliance prior to the expiration of any extension that may be granted by the Hearings Panel. As of the date of this Amended Report, the Hearings

Panel has not issued a ruling. Nasdaq has indicated in no event would such extension be granted, if at all, beyond May 20, 2024 under its rules. If the Hearings Panel does not grant our request for continued listing, we will be subject to delisting from The Nasdaq Capital Market. Even if the Hearings Panel grants an extension, there can be no assurances that we will regain compliance with the Minimum Stockholders’ Equity Requirement to the satisfaction of Nasdaq currently or in any future periods, even applying the proceeds from the February 2024 Offering, or meet the other Nasdaq continued listing requirements. For example, we may be unable to demonstrate to Nasdaq that we will continue to meet the Minimum Stockholders’ Equity Requirement through the current quarter or through December 31, 2024, based on the amount raised in the February 2024 Offering or our future revenue forecast assumptions, financing plans or otherwise. Further, even if we regain compliance with the Minimum Stockholders’ Equity Requirement, we may not be able to maintain compliance which may cause Nasdaq to delist our shares.

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

None.

Issuer Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Amended Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes and other financial information included elsewhere in this Amended Report. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Amended Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K/A and elsewhere in this Amended Report.

Restatement

The correction of the Classification Error discussed in the Explanatory Note and Part IV, Item 15, Notes to the Financial Statements, Note 10. Restatement of Previously Reported Financial Statements and Note 11. Restatement of Previously Reported Fiscal 2023 Interim Financial Statement (Unaudited) did not impact our results of operations and cash flows for the year ended December 31, 2023.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Amended Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), or the Minimum Stockholders’ Equity Requirement. As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted us an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that we had not met the Minimum Stockholders’ Equity Requirement, we requested a hearing before the Nasdaq Hearings Panel, or the Hearings Panel, and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 15, 2024, we had the hearing before the Hearings Panel. There can be no assurance that the Hearings Panel will grant our request for continued listing or that we will be able to evidence compliance prior to the expiration of any extension that may be granted by the Hearings Panel. As of the date of this Amended Report, the Hearings Panel has not issued a ruling.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements and the report of our independent registered public accounting firm are included in this report on the pages indicated in Item 15 of Part IV of this Amended Report.

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

As required by SEC Rule 13a-15(e), as of December 31, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023, due to the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to ineffectively designed controls over review of the Eversana Credit Facility, ongoing compliance monitoring and the proper application of GAAP for such agreement.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, the end of our most recent fiscal year due to the material weakness described above.

Remediation

The Company’s management, under the oversight of the Audit Committee, has developed a remediation plan which includes, but is not limited to, designing controls over review over debt contracts, including the Eversana Credit Facility, ongoing compliance monitoring and the proper application of GAAP for such agreement. To strengthen our review procedures, we have engaged external support with extensive U.S. GAAP knowledge to advise on technical accounting and financial reporting matters.

The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management is able to conclude, through testing, that the related controls are effective. Therefore, the material weakness existed as of December 31, 2023. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item was contained in our definitive proxy statement filed with the Securities and Exchange Commission on April 10, 2024 in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, under the headings “Election of Directors,” “Corporate Governance and Other Matters,” and “Executive Officers,” and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this item was contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference provided that the section in the Definitive Proxy Statement titled “Executive Compensation and Other Information—Narrative Disclosure to Compensation Tables—Other Elements of Compensation—Clawback Policy” is hereby amended and restated to read as follows:

Clawback Policy

We have adopted a compensation recovery policy that requires the recovery of certain erroneously-paid incentive compensation received by our Section 16 officers on or after October 2, 2023, as required by new SEC rules and Nasdaq Stock Market Listing Standards implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.

On May 14, 2024, we filed an Amendment No. 1 on Form 10-K/A (the “Amended Report”) to amend and restate our financial statements and related footnote information as of and for the year December 31, 2023, previously included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024 (the “Original Report”). This Amended Report also amended certain other information in the Original Report and includes the effects of the errors described therein on the unaudited condensed financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2023 and September 30, 2023. We determined that the restatements would not result in the recoupment of any compensation because the restatements did not affect any incentive compensation approved, awarded or granted after October 2, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item was contained in our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this item was contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item was contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The following financial statements of Evoke Pharma, Inc., together with the report thereon of BDO USA, P.C., an independent registered public accounting firm, are included in this Amended Report:

2. Financial Statement Schedules.

None.

3. Exhibits.

A list of exhibits to this Amended Report is set forth on the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

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

Restatement to Correct 2023 Misstatement

As discussed in Note 10 to the financial statements, the 2023 financial statements have been restated to correct a misstatement.

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

San Diego, California

March 14, 2024, except for the effects of the restatement described in Note 10, as to which the date is May 14, 2024

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2023	2022
Assets	As Restated
Current Assets:
Cash and cash equivalents	$4,739,426	$9,843,699
Accounts receivable	673,071	624,832
Prepaid expenses	885,040	952,954
Inventory	481,840	289,378
Other current assets	47,532	11,551
Total current assets	6,826,909	11,722,414

Deferred offering costs	241,637	—
Operating lease right-of-use asset	—	129,074
Total assets	$7,068,546	$11,851,488

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,711,778	$934,312
Accrued compensation	1,324,010	591,158
Operating lease liability	—	129,074
Note payable	5,000,000	—
Accrued interest payable	1,612,295	—
Total current liabilities	9,648,083	1,654,544
Long-term Liabilities:
Note payable	—	5,000,000
Accrued interest payable	—	1,112,295
Total long-term liabilities	—	6,112,295
Total liabilities	9,648,083	7,766,839

Commitments and contingencies (Note 3)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 at December 31, 2023 and 2023; issued and outstanding shares — 0 at December 31, 2023 and 2022 respectively	—	—
Common stock, $0.0001 par value; authorized shares — 50,000,000 at December 31, 2023 and 2022; issued and outstanding shares — 3,343,070 at December 31, 2023 and 2022, respectively	334	334
Additional paid-in capital	120,859,567	119,731,458
Accumulated deficit	(123,439,438)	(115,647,143)
Total stockholders' equity (deficit)	(2,579,537)	4,084,649
Total liabilities and stockholders' equity (deficit)	$7,068,546	$11,851,488

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

On May 24, 2023, the Company received a written notice from Nasdaq indicating that, based on the Company's stockholders’ equity of $2.1 million as of March 31, 2023, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, the Company submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted the Company an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that the Company had not met the Minimum Stockholders’ Equity Requirement, the Company requested a hearing before the Nasdaq Hearings Panel (the “Hearings Panel”) and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 15, 2024, the Company had the hearing before the Hearings Panel. There can be no assurance that the Hearings Panel will grant our request for continued listing or that we will be able to evidence compliance prior to the expiration of any extension that may be granted by the Hearings Panel. As of the date of this Amended Report, the Hearings Panel has not issued a ruling.

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

Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters (the "Net Profit Quarterly Termination Right") beginning with the measurement date of June 30, 2023; if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership.

The Company's net profits were negative for the two preceding calendar quarters as of December 31, 2023, and therefore Eversana or the Company could have exercised the Net Profit Quarterly Termination Right during the 60-day period after year-end. Since the note payable and accrued interest payable could have been accelerated by Eversana by terminating the Eversana Agreement as of December 31, 2023, those payments were recorded as current liabilities as of December 31, 2023. Each party will continue to have the option to exercise the Net Profit Quarterly Termination Right for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters.

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

10. Restatement of Previously Reported Financial Statements

In connection with the preparation of the Company's financial statements for the quarter ended March 31, 2024, management identified an error in previously issued balance sheets. The error related to the classification of the note payable and related accrued interest payable issued to Eversana pursuant to the Eversana Credit Facility (the "Aggregate Note Payable") in our balance sheets as of December 31, 2023 and the interim periods ended as of June 30, 2023 and September 30, 2023 (the "Affected Periods”). Beginning with the quarter ended June 30, 2023 and as of each balance sheet date for the Affected Periods, the Company's net profits were negative for the two preceding calendar quarters and therefore either Eversana or the Company could have exercised the Net Profit Quarterly Termination Right during the 60 day period following the end of each of the Affected Periods. As such, the Aggregate Note Payable balance should have been classified within current liabilities rather than long-term liabilities (the "Classification Error") for the Affected Periods. The effect of the Classification Error did not impact Total Assets, Total Liabilities, or Stockholder's Equity (Deficit) in the balance sheets or the statements of operations, stockholder's equity (deficit) or cash flows for the Affected Periods.

The following table presents the effect of correcting this error on the Company’s balance sheet as of December 31, 2023:

	December 31, 2023
	As Previously Reported	Restatement Impact	As Restated
Assets
Current Assets:
Cash and cash equivalents	$4,739,426	$—	$4,739,426
Accounts receivable, net	673,071	—	673,071
Prepaid expenses	885,040	—	885,040
Inventory	481,840	—	481,840
Other current assets	47,532	—	47,532
Total current assets	6,826,909	—	6,826,909
Deferred offering costs	241,637	—	241,637
Total assets	$7,068,546	$—	$7,068,546

Liabilities and stockholders' deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,711,778	$—	$1,711,778
Accrued compensation	1,324,010	—	1,324,010
Note Payable	—	5,000,000	5,000,000
Accrued interest payable	—	1,612,295	1,612,295
Total current liabilities	3,035,788	6,612,295	9,648,083
Long-term liabilities
Note payable	5,000,000	(5,000,000)	—
Accrued interest payable	1,612,295	(1,612,295)	—
Total long-term liabilities	6,612,295	(6,612,295)	—
Total liabilities	9,648,083	—	9,648,083

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; authorized shares - 5,000,000; issued and outstanding shares - 0 at December 31, 2023	—	—	—
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 3,343,070 at December 31, 2023	334	—	334
Additional paid-in capital	120,859,567	—	120,859,567
Accumulated deficit	(123,439,438)	—	(123,439,438)
Total stockholders' deficit	(2,579,537)	—	(2,579,537)
Total liabilities and stockholders' deficit	$7,068,546	$—	$7,068,546

11. Restatement of Previously Reported Fiscal 2023 Interim Financial Statements (Unaudited)

As discussed in Note 10. Restatement of Previously Reported Financial Statements, the Company identified a Classification Error in its previously issued financial statements. In addition to the annual period ended December 31, 2023, the Company's previously issued unaudited quarterly balance sheets for the quarters ended June 30, 2023, and September 30, 2023 were also impacted by the Classification Error.

The following table presents the effect of correcting the error on the Company’s interim balance sheets as of June 30, 2023, and September 30, 2023:

	June 30, 2023			September, 2023
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Assets
Current Assets:
Cash and cash equivalents	$7,006,431	$—	$7,006,431	$5,964,826	$—	$5,964,826
Accounts receivable, net	1,023,813	—	1,023,813	1,233,904	—	1,233,904
Prepaid expenses	371,348	—	371,348	37,855	—	37,855
Inventory	513,712	—	513,712	504,925	—	504,925
Other current assets	11,551	—	11,551	98,094	—	98,094
Total current assets	8,926,855	—	8,926,855	7,839,604	—	7,839,604
Operating lease right-of-use asset	52,842	—	52,842	13,370	—	13,370
Total assets	$8,979,697	$—	$8,979,697	$7,852,974	$—	$7,852,974

Liabilities and stockholders' equity (deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,415,309	$—	$1,415,309	$1,397,442	$—	$1,397,442
Accrued compensation	612,932	—	612,932	829,669	—	829,669
Note payable	—	5,000,000	5,000,000	—	5,000,000	5,000,000
Accrued interest payable	—	1,360,240	1,360,240	—	1,486,268	1,486,268
Operating lease liability	52,842	—	52,842	13,370	—	13,370
Total current liabilities	2,081,083	6,360,240	8,441,323	2,240,481	6,486,268	8,726,749
Long-term liabilities
Note payable	5,000,000	(5,000,000)	—	5,000,000	(5,000,000)	—
Accrued interest payable	1,360,240	(1,360,240)	—	1,486,268	(1,486,268)	—
Total long-term liabilities	6,360,240	(6,360,240)	—	6,486,268	(6,486,268)	—
Total liabilities	8,441,323	—	8,441,323	8,726,749	—	8,726,749

Commitments and contingencies

Stockholders' equity (deficit:)
Preferred stock, $0.0001 par value; authorized shares - 5,000,000; issued and outstanding shares - 0 at June 30, 2023 and September 30, 2023	—	—	—	—	—	—
Common stock, $0.0001 par value; authorized shares - 50,000,000; issued and outstanding shares - 3,343,070 at June 30, 2023 and September 30, 2023	334	—	334	334	—	334
Additional paid-in capital	120,296,170	—	120,296,170	120,577,928	—	120,577,928
Accumulated deficit	(119,758,130)	—	(119,758,130)	(121,452,037)	—	(121,452,037)
Total stockholders' equity (deficit)	538,374	—	538,374	(873,775)	—	(873,775)
Total liabilities and stockholders' equity (deficit)	$8,979,697	$—	$8,979,697	$7,852,974	$—	$7,852,974

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of the Company’s Common Stock Certificate	S-1	333-188838	8/16/2013	4.1

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	001-36075	05/10/2022	4.9
4.3	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2
4.4	Form of Series A Warrant	S-1/A	333-275443	01/11/2024	4.3
4.5	Form of Series B Warrant	S-1/A	333-275443	01/11/2024	4.4
4.6	Form of Series C Warrant	S-1/A	333-275443	01/11/2024	4.5
4.7	Form of Representative Warrant	8-K	001-36075	02/14/2024	4.1
10.1#	Form of Indemnity Agreement for Directors and Officers	S-1	333-188838	05/24/2013	10.1

10.2#	Amended and Restated Employment Agreement, effective as of June 7, 2013, between the Company and David A. Gonyer	S-1	333-188838	06/14/2013	10.2

10.3#	Amended and Restated 2013 Equity Incentive Award Plan and form of option agreement thereunder	8-K	001-36075	05/11/2023	10.1

10.4#	2013 Amended and Restated Employee Stock Purchase Plan	8-K	001-36075	05/11/2023	10.2

10.5#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and David A. Gonyer	S-1	333-188838	06/14/2013	10.7

10.6#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio	S-1	333-188838	06/14/2013	10.8

10.7†	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.	S-1	333-188838	5/24/2013	10.10

10.8#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson	8-K	001-36075	12/02/2013	10.1

10.9#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio	10-K	001-36075	3/15/2017	10.25

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.10#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson	10-K	001-36075	3/15/2017	10.26

10.11†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited					X

10.12†	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.	10-Q	001-36075	8/15/2016	10.3

10.13	Amendment to Asset Purchase Agreement entered into by and between the Company and Mallinckrodt ARD Inc. dated March 21, 2018	10-Q	001-36075	5/14/2018	10.1

10.14†	Commercial Services Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC	10-Q	001-36075	5/12/2020	10.1

10.15†	Loan Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC	10-Q	001-36075	5/12/2020	10.2

10.16†	3PL Agreement between the Company and Eversana Life Science Services, LLC dated August 27, 2020	10-Q	001-36075	11/10/2020	10.1

10.17#	Non-Employee Director Compensation Policy	10-Q	001-36075	8/10/2023	10.1

10.18†	Amendment No. 1 to the Commercial Services Agreement, dated as of February 1, 2022, between the Company and Eversana Life Sciences Services, LLC	10-Q	001-36075	5/10/2022	10.1

10.19†	Amendment No. 2 to the Commercial Services Agreement, dated as of November 3, 2022, between the Company and Eversana Life Sciences Services, LLC	10-Q	001-36075	11/09/2022	10.1

10.20	Sixth Amendment to Standard Office Lease dated October 9, 2023, between the Company and SB Corporate Center III-IV, LLC.	10-Q	001-36075	11/09/2023	10.1
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy for Recovery of Erroneously Awarded Compensation					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104.PRE	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Management contract or compensatory plan or arrangement.

* This certification is being furnished solely to accompany this amended report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOKE PHARMA, INC.

Date: May 14, 2024	By:	/s/ Matthew J. D'Onofrio
Matthew J. D'Onofrio
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. D’Onofrio	Chief Executive Officer and Director (principal executive and financial officer)	May 14, 2024
Matthew J. D’Onofrio

/s/ Cam L. Garner	Chairman of the Board of Directors	May 14, 2024
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	May 14, 2024
Todd C. Brady, M.D., Ph.D.

/s/ Malcolm R. Hill, Pharm. D.	Director	May 14, 2024
Malcolm R. Hill, Pharm. D.

/s/ Vickie W. Reed	Director	May 14, 2024
Vickie W. Reed

/s/ Kenneth J. Widder, M.D.	Director	May 14, 2024
Kenneth J. Widder, M.D.