Form 10-Q
period 2024-06-30
Evoke Pharma Inc
filed 2024-08-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 734,836 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,177,836	$4,739,426
Accounts receivable, net of allowance for credit losses of $0	2,003,003	673,071
Prepaid expenses	382,936	885,040
Inventories	544,765	481,840
Other current assets	27,675	47,532
Total current assets	12,136,215	6,826,909
Deferred offering costs	—	241,637
Total assets	$12,136,215	$7,068,546
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,183,850	$1,711,778
Accrued compensation	425,797	1,324,010
Note payable	5,000,000	5,000,000
Accrued interest payable	1,861,610	1,612,295
Total current liabilities	9,471,257	9,648,083
Total liabilities	9,471,257	9,648,083
Commitments and contingencies
Stockholdersʼ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 as of June 30, 2024 and December 31, 2023; issued and outstanding shares — zero as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 100,000,000 and 50,000,000 as of June 30, 2024 and December 31, 2023, respectively; issued and outstanding shares — 734,836 and 278,558 as of June 30, 2024 and December 31, 2023, respectively	73	28
Additional paid-in capital	128,951,361	120,859,873
Accumulated deficit	(126,286,476)	(123,439,438)
Total stockholdersʼ equity (deficit)	2,664,958	(2,579,537)
Total liabilities and stockholders' equity (deficit)	$12,136,215	$7,068,546

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product sales	$2,551,366	$1,131,368	$4,286,856	$1,941,777
Operating expenses:
Cost of goods sold	41,478	57,357	134,007	107,948
Research and development	—	92,357	4,645	159,347
Selling, general and administrative	3,733,450	2,766,077	6,872,986	5,614,018
Total operating expenses	3,774,928	2,915,791	7,011,638	5,881,313
Loss from operations	(1,223,562)	(1,784,423)	(2,724,782)	(3,939,536)
Other income (expense):
Interest income	81,001	41,164	127,059	76,494
Interest expense	(124,657)	(124,658)	(249,315)	(247,945)
Total other expense	(43,656)	(83,494)	(122,256)	(171,451)
Net loss	$(1,267,218)	$(1,867,917)	$(2,847,038)	$(4,110,987)
Net loss per share of common stock, basic and diluted	$(0.93)	$(6.71)	$(2.69)	$(14.76)
Weighted-average shares used to compute basic and diluted net loss per share	1,363,525	278,558	1,060,166	278,558

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2024	278,558	$28	$120,859,873	$(123,439,438)	$(2,579,537)
Stock-based compensation expense	—	—	254,029	—	254,029
Issuance of common stock, pre-funded warrants, series A warrants, series B warrants, and series C warrants net of issuance costs	427,886	43	6,172,580	—	6,172,623
Amendment and issuance of common stock and pre-funded warrants from exercise of series B warrants, net of issuance costs	9,967	1	1,229,873	—	1,229,874
Net loss	—	—	—	(1,579,820)	(1,579,820)
Balance as of March 31, 2024	716,411	72	128,516,355	(125,019,258)	3,497,169
Stock-based compensation expense	—	—	126,578	—	126,578
Issuance of common stock from cashless exercise of pre-funded warrants	18,425	1	(1)	—	—
Amendment and issuance of pre-funded warrants from exercise of series B warrants, net of issuance costs	—	—	308,429	—	308,429
Net loss	—	—	—	(1,267,218)	(1,267,218)
Balance as of June 30, 2024	734,836	$73	$128,951,361	$(126,286,476)	$2,664,958

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	278,558	$28	$119,731,764	$(115,647,143)	$4,084,649
Stock-based compensation expense	—	—	284,572	—	284,572
Net loss	—	—	—	(2,243,070)	(2,243,070)
Balance as of March 31, 2023	278,558	28	120,016,336	(117,890,213)	2,126,151
Stock-based compensation expense	—	—	280,140	—	280,140
Net loss	—	—	—	(1,867,917)	(1,867,917)
Balance as of June 30, 2023	278,558	$28	$120,296,476	$(119,758,130)	$538,374

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(2,847,038)	$(4,110,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	380,607	564,712
Non-cash interest expense	249,315	247,945
Non-cash lease expense	—	76,232
Change in operating assets and liabilities:
Accounts receivable	(1,329,932)	(398,981)
Prepaid expenses and other current assets	521,961	581,606
Inventories	(62,925)	(224,334)
Accounts payable and accrued expenses	586,220	480,997
Accrued compensation	(898,213)	21,774
Operating lease liabilities	—	(76,232)
Net cash used in operating activities	(3,400,005)	(2,837,268)
Financing activities
Proceeds from February 2024 offering, net of issuance costs	6,718,211	—
Payment of February 2024 offering costs	(426,293)	—
Proceeds from amendment and exercise of series B warrants, net of issuance costs	1,546,497	—
Net cash provided by financing activities	7,838,415	—
Net increase (decrease) in cash and cash equivalents	4,438,410	(2,837,268)
Cash and cash equivalents at beginning of period	4,739,426	9,843,699
Cash and cash equivalents at end of period	$9,177,836	$7,006,431

Supplemental disclosure of non-cash financial activities
Warrant amendment costs included in accounts payable and accrued expenses	$8,190	$—

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of June 30, 2024, the Company had approximately $9.2 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Additionally, if Eversana were to terminate the Commercial Services and Loan Agreement, as described in Note 4, the principal and interest on the loan, $6.9 million as of June 30, 2024, becomes due in 90 days. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

On May 14, 2024, the Company filed its Form 10-Q reporting approximately $3.5 million in stockholders’ equity.

On June 4, 2024, the Company was formally notified that the Panel determined that the Company has regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), the Company will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, the Company fails to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to any deficiency.

As of June 30, 2024, the Company remained in compliance with the Minimum Stockholder's Equity Requirement.

On February 21, 2024, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until August 19, 2024, to regain compliance. The letter states that Nasdaq will provide written notification that the Company has achieved compliance with its rules if at any time before August 19, 2024, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of the Company's common stock and the common stock continued to trade on The Nasdaq Capital Market.

On May 22, 2024, the Company's stockholders granted the board of directors the authority to effect a reverse stock split of the Company's outstanding common stock. In order to regain compliance with the Minimum Bid Price Requirement by August 19, 2024, on July 31, 2024, the Company filed an amendment (the “Amendment”) to its amended and restated certificate of incorporation to effectuate a reverse stock split of the Company’s common stock. Pursuant to the Amendment, at the effective time of 12:01 a.m. Eastern Time on August 1, 2024, each twelve (12) shares of the Company’s common stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of common stock (the “Reverse Stock Split”). The par value and the authorized shares of the Company's common stock were not adjusted as a result of the Reverse Stock Split. All of the Company’s issued and outstanding common stock, warrants to purchase common stock, options to purchase common stock, per-share data and related information have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

The Company has not regained compliance with the Minimum Bid Price Requirement as of the date these financial statements were issued.

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

Risks and Uncertainties

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of share-based awards, the fair value of warrants and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed financial statements. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for credit losses, if any. The Company evaluates its estimate of expected credit losses based on a combination of factors, including historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates. The allowance for credit losses was zero as of both June 30, 2024 and December 31, 2023 and no bad debt expense was recorded for the three and six months ended June 30, 2024 and 2023.

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

The Company's inventories consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw materials	$283,283	$361,219
Finished goods	261,482	120,621
Total inventories	$544,765	$481,840

Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventories are held at its third-party suppliers and its work-in-process and finished goods inventories are held by Eversana. The Company records such inventories as consigned inventories.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the public offering that was completed in February 2024. All deferred offering costs were reclassified to additional paid-in capital in February 2024. The Company recorded approximately zero and $242,000 deferred offering costs as a non-current asset in the condensed balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as additional paid-in capital in the condensed balance sheets at the time of issuance. Equity-classified warrants are measured at their estimated fair value on the issuance date using either the Black-Scholes option pricing model or a Monte-Carlo simulation model based on the applicable assumptions, which include the exercise price of the warrants, the Company's stock price and volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior.

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

Product revenues are recorded net of sales-related adjustments, or transaction price, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgment to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $132,000 and $46,000 were recorded as accounts payable and accrued expenses in the condensed balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $152,000 and $66,000 as of June 30, 2024 and December 31, 2023, respectively, are classified as accounts payable and accrued expenses in the condensed balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Pre-funded warrants issued and sold by the Company to purchase shares of its common stock are included in the calculation of basic net loss per common share if the exercise price of the pre-funded warrants represents de minimis consideration and is non-substantive in relation to the price paid for the warrant, and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 665,046 shares of the Company's common stock underlying the Pre-Funded Warrants described in Note 3 - Stockholders’ Equity, are included in the weighted average outstanding common stock in the calculation of basic and diluted net loss per share. The Company considers Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Warrants to purchase common stock	3,266,107	—
Common stock options	54,540	53,763
Total excluded securities	3,320,647	53,763

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

3. Stockholders’ Equity

February 2024 Offering

In February 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd. (collectively, the “Underwriters”), relating to the issuance and sale of 427,886 common stock units (the “Common Stock Units”) at a public offering price of $8.16 per Common Stock Unit and, to certain investors, 491,221 pre-funded warrant units (the “PFW Units”) at a public offering price of $8.1588 per PFW Unit (the “February 2024 Offering”). Each Common Stock Unit consisted of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consisted of (i) a pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrants”), (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. The Company also issued warrants to the Underwriters to purchase up to 45,955 shares of common stock, equal to 5% of the securities sold in the February 2024 Offering (the “Representatives’ Warrants”). The Series A Warrants are fully exercisable and recognized as a freestanding instrument. In accordance with the terms and provisions of the Series C Warrants, the Series C Warrants are not exercisable, in part or in whole, at any time unless the Series B Warrants have been exercised. If Series B Warrants are not exercised before November 13, 2024, the corresponding Series C Warrants are no longer deemed outstanding and cannot be exercised. Furthermore, the Series B Warrants and Series C Warrants cannot be transferred by the holder without the consent of the Company, and, therefore the Series B Warrants and Series C Warrants are accounted for as a single unit of account.

Net cash proceeds from the February 2024 Offering was $6.2 million after deducting underwriter and offering expenses. The Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants are equity classified and were recognized as additional paid-in capital in the condensed balance sheets. The Representatives’ Warrants were accounted for under ASC 718, Compensation — Stock Compensation, and were recognized as an equity issuance cost at their grant date fair value within additional paid-in capital in the condensed balance sheets.

Warrant Amendments

In March and June 2024, the Company entered into identical amendments with certain holders (each, a “Holder”) of its Series B Warrants and Series C Warrants (the “March Warrant Amendment” and “June Warrant Amendment”, respectively, and collectively, the “Warrant Amendments”). Pursuant to the March Warrant Amendment and June Warrant Amendment, to the extent a Holder exercised its Series B Warrants before 5:00 p.m. Pacific time on March 27, 2024 (the “March Amendment Exercise Deadline”) and

June 21, 2024 (the “June Amendment Exercise Deadline” and together with the March Amendment Exercise Deadline, the "Amendment Exercise Deadlines"), respectively, the Holder’s corresponding Series C Warrants vested and were exercisable for the lesser of (i) three times the number of Series B Warrants exercised by the Holder and (ii) the total number of Series C Warrants outstanding to the Holder. Following the Amendment Exercise Deadlines, if such Holder exercised any remaining Series B Warrants, the remaining Series C Warrants, if any, vested and became exercisable on a one-for-one basis as to the same number of Series B Warrants exercised.

The Warrant Amendments also allowed a Holder to elect to receive Pre-Funded Warrants upon exercise of Series B Warrants and Series C Warrants in lieu of shares of the Company’s common stock, at a purchase price of $8.1588 per warrant exercised and an exercise price of $0.0012 per Pre-Funded Warrant.

Net cash proceeds from the March Warrant Amendment and June Warrant Amendment were $1.2 million and $0.3 million, respectively, after deducting underwriter and offering expenses. The Warrant Amendments were entered into to encourage the exercise of Series B Warrants in order to obtain capital to meet the Minimum Stockholders’ Equity Requirement. The Warrant Amendments neither changed the number of shares of common stock underlying each series of warrants nor its equity classification. The incremental change in fair value from the Warrant Amendments were equity issuance costs and recognized within additional paid-in capital in the condensed balance sheets.

The following table is a summary of the Company’s warrants outstanding as of June 30, 2024:

			Shares of
	Number of	Number of	Common Stock
	Warrants Outstanding	Warrants Exercisable	Underlying Warrants	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants	665,046	665,046	665,046	$0.0012	February 13, 2024	Until Exercised in Full
Series A Warrants	919,109	919,109	919,109	$8.16	February 13, 2024	February 13, 2029
Series B Warrants	716,888	716,888	716,888	$8.16	February 13, 2024	November 13, 2024
Series C Warrants(1)	919,109	919,109	919,109	$8.16	February 13, 2024	November 13, 2024 or February 13, 2029
Representativesʼ Warrants	45,955	—	45,955	$13.47	August 13, 2024	February 13, 2029
Total warrants	3,266,107	3,220,152	3,266,107
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

During the six months ended June 30, 2024 and 2023, the Company granted stock options to purchase 6,352 and 12,810 shares of the Company’s common stock, respectively.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk free interest rate	4.46%	3.39%	4.46%	1.34% - 3.39%
Expected option term	5.5 Years	5.5 Years	5.5 Years	5.5 - 6.0 Years
Expected volatility of common stock	107.11%	103.64%	107.11%	99.34% - 103.64%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$—	$—	$1,215	$2,841
Selling, general and administrative	126,578	280,140	379,392	561,871
Total stock-based compensation expense	$126,578	$280,140	$380,607	$564,712

As of June 30, 2024, there was approximately $0.3 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 0.69 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company records sales for Gimoti and will retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended June 30, 2024 and 2023, approximately $2.2 million and $0.9 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the six months ended June 30, 2024 and 2023, approximately $3.6 million and $1.7 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of June 30, 2024, unreimbursed commercialization costs to Eversana were approximately $70.5 million. Such costs will generally be payable only as net product profits are recognized or upon certain termination events. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters (the “Net Profit Quarterly Termination Right”) beginning with the measurement date of June 30, 2023; if the cumulative net product profits fail to reach certain thresholds in the first three years following launch; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership.

The Company's net profits were negative for the two preceding calendar quarters as of June 30, 2024, and therefore Eversana or the Company can exercise the Net Profit Quarterly Termination Right during the 60-day period after quarter-end. Since the note payable and accrued interest payable can be accelerated by Eversana by terminating the Eversana Agreement as of June 30, 2024, those payments were recorded as current liabilities as of June 30, 2024. Each party will continue to have the option to exercise the Net Profit Quarterly Termination Right for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters.

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

We have primarily funded our operations through the sale of our convertible preferred stock prior to our initial public offering in September 2013, borrowings from loans, and the sale of shares of our common stock, warrants, and pre-funded warrants in public offerings. We launched commercial sales of Gimoti in late October 2020 with Eversana and, to date, have generated modest sales.

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

As of June 30, 2024, we had cash and cash equivalents of approximately $9.2 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. We believe, based on our current operating plan, that our existing cash and cash equivalents as of June 30, 2024, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2025. This period could be shortened if future net sales of Gimoti are less than expected or if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Nasdaq Listing and Reverse Stock Split

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), or the Minimum Stockholders’ Equity Requirement. As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted us an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that we had not met the Minimum Stockholders’ Equity Requirement, we requested a hearing before the Nasdaq Hearings Panel, or the Panel, and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 15, 2024, we had the hearing before the Panel.

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

On May 14, 2024, the Company filed its Form 10-Q reporting approximately $3.5 million in stockholders’ equity.

On June 4, 2024, we were formally notified that the Panel determined that we have regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

On February 21, 2024, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement.

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

In May 2024, our stockholders granted our board of directors the authority to effect a reverse stock split of our outstanding common stock. In order to regain compliance with the Minimum Bid Price Requirement by August 19, 2024, on July 31, 2024, we filed an amendment, or the Amendment, to our amended and restated certificate of incorporation to effectuate a reverse stock split of our common stock. Pursuant to the Amendment, at the effective time of 12:01 a.m. Eastern Time on August 1, 2024, each twelve (12) shares of our common stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of common stock (the “Reverse Stock Split”). The par value and the authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split. All of our issued and outstanding common stock, warrants to purchase common stock, options to purchase common stock, per-share data and related information have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

We have not regained compliance with the Minimum Bid Price Requirement as of the date these financial statements were issued.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other metrics revenues continue to increase. Net product sales during the quarter ended June 30, 2024, were approximately $2.6 million which is a $0.9 million increase compared to net product sales for the quarter ended March 31, 2024. Gimoti pharmacy services were fully transitioned to ASPN Pharmacy, or ASPN, from vitaCare Prescription Services, or vitaCare, during the fourth quarter of 2023. The ASPN platform offers a seamless path for processing and filling prescriptions, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. We believe this transition has improved the proportion of prescriptions covered by insurance payors through increased patient communication and electronic automation of processes and speed of communication. In addition to the ASPN transition, we added several new pharmacies to our pharmacy platform during the quarter ended June 30, 2024, which has allowed for better insurance coverages due to geographic restrictions for filling prescriptions. Adding pharmacies has also added redundancy and capacity to fill prescriptions and reduced reliance on having a single pharmacy partner. ASPN is now processing inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers, and reduced reliance on savings programs.

There were approximately 1,718 new inbound prescriptions into the ASPN reimbursement center during the quarter ended June 30, 2024, which is approximately a 20% increase compared to the quarter ended March 31, 2024. We also saw a significant decrease in copay coverage expenses compared to the quarter ended March 31, 2024, as patients work through copay deductibles, resulting in an increased proportion of covered prescriptions . Patients who have an opportunity to refill the product (that is, patients who have completed their first fill and have additional refills on their prescription) received a refill approximately 71% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 12% during the quarter ended June 30, 2024.

New Gimoti Prescribers
2500
2000
1500
1000
500
0
January-22
February-22
March-22
April-22
May-22
June-22
July-22
August-22
September-22
October-22
November-22
December-22
January-23
February-23
March-23
April-23
May-23
June-23
July-23
August-23
September-23
October-23
November-23
December-23
January-24
February-24
March-24
April-24
May-24
June-24
New Prescribers
Cumulative Prescribers

The ASPN team accesses the Medicare and Medicaid systems to facilitate product reimbursement submissions for patients seeking treatment. For the six months ended June 30, 2024, these government programs made up approximately 34% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through June 30, 2024, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist, or a nurse practitioner or physician assistant on their staff.

Key Opinion Leaders, or KOLs, are actively presenting data regarding the safety profile for Gimoti. Data presented at Digestive Disease Week indicated a far lower incidence of tardive dyskinesia, or TD, than previously published. This retrospective data was generated from a U.S. based database covering over 270 million patient lives. The outcome showed a 0.12% incidence of TD for gastroparesis patients taking any form of metoclopramide for any diagnosis.

At the May 2023 Digestive Disease Week conference, a head-to-head (oral v. nasal metoclopramide), real world evidence data in 514 patients was presented. Compared to patients in the oral metoclopramide cohort, patients taking Gimoti experienced fewer visits to a physician’s office and emergency room (60% reduction), and had fewer inpatient admissions (68% reduction). This was elevated to the top plenary presentation for the conference by the clinical gastroenterology selection committee for the conference. To our knowledge, this study is the first such head-to-head data ever to be presented regarding the product and a clear support for improved outcomes for patients using Gimoti. This data was further validated in October 2023 at the American College of Gastroenterology conference, when the related cost data was presented at a plenary session showing a $15,000 savings for those patients taking Gimoti compared to oral metoclopramide over the six-month period following initiation of therapy. These data have recently been provided to our commercialization field force to inform physicians and payers of the potential benefits seen in these real-world trials.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. We are in discussion with FDA related to the design, for an FDA post-marketing commitment single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dose of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on May 14, 2024, except as it relates to the fair value of warrants as discussed below.

Fair Value of Warrants

Upon issuance and modifications of warrants, they are measured at fair value and reviewed for the appropriate classification (liability or equity). Warrants are valued using an option pricing model (OPM), such as a Black-Scholes, based on the applicable assumptions, or a Monte-Carlo simulation to model the future stock price as an input to a Black-Scholes model for combined warrants. The Company re-evaluates the classification of its warrants at each subsequent quarterly period end date while the warrants are outstanding to determine the proper balance sheet classification. The assumptions used in the OPM include, but are not limited to, the market price of our common stock, which is a level 1 assumption, the Company’s volatility and the risk-free interest rate, which are level 2 assumptions, and the dividend yield and the expected term the warrants will be held prior to exercise, which are level 3 assumptions.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net product sales	$2,551,366	$1,131,368	$1,419,998	126%
Cost of goods sold	$41,478	$57,357	$(15,879)	-28%
Research and development expenses	$—	$92,357	$(92,357)	-100%
Selling, general and administrative expenses	$3,733,450	$2,766,077	$967,373	35%

Net Product Sales. Net product sales for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 increased by approximately $1.4 million. The increase in product sales is due to increased product adoption as commercialization efforts continue, expanded pharmacy networks, and a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 remained relatively flat.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 decreased by approximately $0.1 million due to lower expenses for ongoing stability testing of batches of Gimoti.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 increased by approximately $1.0 million. Costs incurred during the three months ended June 30, 2024 primarily included approximately $0.7 million for wages, taxes and employee insurance, including approximately $0.1 million of stock-based compensation expense, approximately $2.4 million for marketing and Eversana profit sharing, and approximately $0.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred during the three months ended June 30, 2023 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $0.3 million of stock-based compensation expense, approximately $1.1 million for marketing and Eversana profit sharing, and approximately $0.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net product sales	$4,286,856	$1,941,777	$2,345,079	121%
Cost of goods sold	$134,007	$107,948	$26,059	24%
Research and development expenses	$4,645	$159,347	$(154,702)	-97%
Selling, general and administrative expenses	$6,872,986	$5,614,018	$1,258,968	22%

Net Product Sales. Net product sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased by approximately $2.3 million. The increase in product sales is due to increased product adoption as commercialization efforts continue, expanded pharmacy network, and a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 remained relatively flat.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased by approximately $0.2 million primarily due to expenses for ongoing stability testing of batches of Gimoti.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased by approximately $1.3 million. Costs incurred during the six months ended June 30, 2024 primarily included approximately $1.6 million for wages, taxes and employee insurance, including approximately $0.4 million of stock-based compensation expense, approximately $4.0 million for marketing and Eversana profit sharing, and approximately $1.1 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred during the six months ended June 30, 2023 primarily included approximately $2.0 million for wages, taxes and employee insurance, including approximately $0.6 million of stock-based compensation expense, approximately $2.0 million for marketing and Eversana profit sharing, and approximately $1.3 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

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

In February 2024, we sold 427,886 common stock units (the “Common Stock Units”), at a public offering price of $8.16 per Common Stock Unit and, to certain investors, 491,221 pre-funded warrant units (the “PFW Units”), at a public offering price of $8.1588 per PFW Unit. Each Common Stock Unit consists of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consists of (i) a pre-funded warrant to purchase one share of common stock, (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. After deducting underwriting discounts and commissions and offering expenses paid by us, the estimated net proceeds to us from this offering were approximately $6.2 million.

The Pre-Funded Warrants have an exercise price of $0.0012 per share. The Series A Warrants, Series B Warrants and the Series C Warrants have an exercise price of $8.16 per share. The Pre-Funded Warrants, Series A Warrants and Series B Warrants are exercisable immediately. The Series C Warrants are subject to a vesting schedule and may only be exercised to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants. The Series A Warrants will expire on February 13, 2029, which is five years from the date of issuance. The Series B Warrants will expire on November 13, 2024, which is nine months from the date of issuance. The Series C Warrants will also expire on November 13, 2024, provided that to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants included in the applicable unit, such Series C Warrant will expire on February 13, 2029.

During the six months ended June 30, 2024, 202,221 Series B Warrants were exercised for net proceeds to us of approximately $1.5 million.

We concluded that there is substantial doubt about our ability to continue as a going concern. This doubt about our ability to continue as a going concern for at least twelve months from the date of issuance of the financial statements could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2024, will be sufficient to fund our operations into the second quarter of 2025. This period could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. As of June 30, 2024, Eversana and Evoke each has the right to exercise the Net Profit Quarterly Termination Right, which either party can do until August 29, 2024, which is the end of the 60-day period following the end of the quarter. Each party will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. If the Net Profit Quarterly Termination Right is exercised, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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
•
manufacture Gimoti;
•
conduct the post-marketing commitment single-dose PK clinical trial of Gimoti and any additional development activities should we seek additional indications;
•
maintain, expand and protect our intellectual property portfolio; and
•
continue to fund the accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash used in operating activities	$(3,400,005)	$(2,837,268)	$(562,737)
Net cash provided by financing activities	$7,838,415	$—	$7,838,415
Net increase (decrease) in cash and cash equivalents	$4,438,410	$(2,837,268)	$7,275,678

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, commercial sales of Gimoti, and other general operations. The cash used in operating activities during the six months ended June 30, 2024 and 2023 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities during the remainder of 2024 will be consistent with cash used during similar periods in 2023 because growing sales will offset commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the six months ended June 30, 2024, cash provided by financing activities was $7.8 million primarily due to the sale of 437,853 shares of common stock at $8.16 per share and 683,475 pre-funded warrants at $8.1588 per share.

Capital Resource Requirements

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
•
the progress and costs of the post-marketing commitment to conduct a single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and the costs of any additional clinical trials we may pursue to expand the indication of Gimoti;
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

As required by SEC Rule 13a-15(e), as of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Management identified a material weakness in our internal control over financial reporting related to ineffectively designed controls over review of the Eversana Credit Facility, ongoing compliance monitoring and the proper application of GAAP for such agreement.

Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024, due to the material weakness described above. The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management is able to conclude, through testing, that the related controls are effective. Therefore, the material weakness existed as of June 30, 2024.

Remediation Plan

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on May 14, 2024 other than the following:

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

On March 18, 2024, we announced that the Panel granted our request to continue our listing on the Nasdaq Capital Market, subject to us filing a Form 10-Q on or before May 15, 2024, demonstrating that, as of March 31, 2024, we are in compliance with the Minimum Stockholders’ Equity Requirement. The Panel noted our steps to maintain compliance with the Minimum Stockholders’ Equity Requirement on a long-term basis, including the equity financing completed in February 2024, which provided us net proceeds of $6.2 million, and the potential for additional capital from the exercise of the warrants issued in the February 2024 financing. The Panel also noted that it is a requirement during the exception period that we provide prompt notification to the Panel of any significant events that occur during this time that may affect our compliance with Nasdaq’s requirements. This includes, but is not limited to, any event that may call into question our ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of the granted exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on the Nasdaq Capital Market inadvisable or unwarranted. On May 14, 2024, the Company filed its Form 10-Q reporting approximately $3.5 million in stockholders’ equity.

On June 4, 2024, we were formally notified that the Panel determined that we have regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to any deficiency. As of June 30, 2024, the Company remained in compliance with the Minimum Stockholder's Equity Requirement.

In addition, on February 21, 2024, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 19, 2024, to regain compliance. We will regain compliance under this rule if at any time before August 19, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Nasdaq letter had no immediate effect on the listing or trading of our common stock and such securities continue to trade on The Nasdaq Capital Market. In order to regain compliance with the Minimum Bid Price Requirement by August 19, 2024, on July 31, 2024, we filed an amendment (the “Amendment”) to our amended and restated certificate of incorporation to effectuate a reverse stock split of our common stock. Pursuant to the Amendment, at the effective time of 12:01 a.m. Eastern Time on August 1, 2024, each twelve (12) shares of our common stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of common stock (the “Reverse Stock Split”). If we do not regain compliance by August 19, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

On August 8, 2024, our Board of Directors approved amended and restated employment agreements with each of our executive officers.

Amended and Restated Employment Agreements with Mr. D’Onofrio

Pursuant to his amended and restated employment agreements, Mr. D’Onofrio’s base salary is subject to review each year at the sole discretion of the compensation committee. Mr. D’Onofrio is eligible to earn an annual cash performance bonus under the company’s bonus plan or plans applicable to senior executives. The annual cash performance bonus payable is based on the achievement of individual and/or company performance goals to be determined in good faith by the compensation committee.

Pursuant to his amended and restated employment agreement, if we terminate Mr. D’Onofrio’s employment without cause, he resigns for good reason, or Mr. D’Onofrio’s employment is terminated as a result of his death or following his permanent disability, Mr. D’Onofrio or his estate, as applicable, is entitled to the following payments and benefits: (1) fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he or she is entitled; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control); (3) solely in the event of Mr. D’Onofrio’s death or permanent disability, a prorated target bonus for the year in which his death or permanent disability occurs, paid in a lump sum, (4) to the extent such termination occurs within 24 months following a change in control, a lump sum cash payment in an amount equal to two times his bonus for the year in which the termination of his employment occurs; (5) a lump sum cash payment in an amount equal to the cost of the continuation of health benefits for a period of 12 months following his date of termination (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control); (6) a lump sum cash payment in an amount equal to the cost of his life insurance premiums for a period of 12 months following the date of termination (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control); (7) solely in the event of Mr. D’Onofrio’s termination by us without cause or by him for good reason, a lump sum cash payment in an amount equal to $15,000 for outplacement service; and (8) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Mr. D’Onofrio remained continuously employed by us during such period. In the event

Mr. D’Onofrio’s termination without cause or resignation for good reason occurs within three months prior to the occurrence of a change in control or within 12 months following a change in control, all of his outstanding unvested stock awards will accelerate and become fully vested on the later of (1) the date of termination or (2) the date of such change in control.

Amended and Restated Employment Agreement with Mr. Kowieski

Pursuant to his amended and restated employment agreement, Mr. Kowieski’s base salary is subject to review each year at the sole discretion of the compensation committee. Mr. Kowieski is also eligible to earn an annual cash performance bonus under the company’s bonus plan or plans applicable to senior executives. The annual cash performance bonus payable is based on the achievement of individual and/or Company performance goals to be determined in good faith by the compensation committee.

Pursuant to the amended and restated employment agreement, if we terminate Mr. Kowieski’s employment without cause or Mr. Kowieski resigns for good reason, Mr. Kowieski is entitled to the following payments and benefits: (1) fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) a lump sum cash payment in an amount equal to his monthly base salary as in effect immediately prior to the date of termination for a period of 9 months (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control); (3) to the extent such termination occurs within 24 months following a change in control, a lump sum cash payment in an amount equal to two times his bonus for the year in which the termination of his employment occurs; and (4) continued healthcare coverage for a period of 9 months (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control). In the event Mr. Kowieski’s termination without cause or resignation for good reason occurs within 3 months prior to the occurrence of a change in control or within 12 months following a change in control, all of his outstanding unvested stock awards will accelerate and become fully vested on the later of (1) the date of termination or (2) the date of such change in control.

Amended and Restated Employment Agreement with Dr. Carlson

Pursuant to her amended and restated employment agreement, Dr. Carlson agrees to devote 80% of her productive time and efforts to the performance of her duties as Chief Medical Officer. Pursuant to the amended and restated employment agreement, Dr. Carlson’s base salary is subject to review each year at the sole discretion of the compensation committee. Dr. Carlson is also eligible to earn an annual cash performance bonus under the company’s bonus plan or plans applicable to senior executives. The annual cash performance bonus payable is based on the achievement of individual and/or Company performance goals to be determined in good faith by the compensation committee. The company also pays Dr. Carlson a taxable monthly payment equal to the monthly premium Dr. Carlson pays for healthcare coverage under Medicare, in an amount not to exceed $2,000 per month.

Pursuant to the amended and restated employment agreement, if we terminate Dr. Carlson’s employment without cause or Dr. Carlson resigns for good reason, Dr. Carlson is entitled to the following payments and benefits: (1) fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which she is entitled; (2) a lump sum cash payment in an amount equal to her monthly base salary as in effect immediately prior to the date of termination for a period of 9 months (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control); (3) to the extent such termination occurs within 24 months following a change in control, a lump sum cash payment in an amount equal to two times her bonus for the year in which the termination of her employment occurs; and (4) a taxable monthly payment in an amount equal to her monthly healthcare coverage costs under Medicare as in effect immediately prior to the date of termination, in an amount not to exceed $2,000 per month, for a period of 9 months (which amount will be increased to 24 months if such termination occurs within 24 months following a change in control). In the event Dr. Carlson’s termination without cause or resignation for good reason occurs within 3 months prior to the occurrence of a change in control or within 12 months following a change in control, all of her outstanding unvested stock awards will accelerate and become fully vested on the later of (1) the date of termination or (2) the date of such change in control.

The foregoing description of the amended and restated employment agreements is qualified in its entirety to such agreements, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company					X

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	8/1/2024	3.1

3.5	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2

4.2	Form of Series A Warrant	S-1/A	333-275443	1/11/2024	4.3

4.3	Form of Series B Warrant	S-1/A	333-275443	1/11/2024	4.4

4.4	Form of Series C Warrant	S-1/A	333-275443	1/11/2024	4.5

4.5	Form of Representative Warrant	S-1/A	333-275443	2/14/2024	4.1

4.6	Form of Warrant Amendment	8-K	001-36075	3/25/2024	4.1

4.7	Form of Warrant Amendment	8-K	001-36075	6/20/2024	4.1

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evoke Pharma, Inc.

Date: August 13, 2024	By:	/s/ Matthew J. D'Onofrio
Matthew J. D’Onofrio Chief Executive Officer (Principal Executive Officer)

Evoke Pharma, Inc.

Date: August 13, 2024	By:	/s/ Mark Kowieski
Mark Kowieski Chief Financial Officer (Principal Financial and Accounting Officer)