Form 10-Q
period 2024-09-30
Evoke Pharma Inc
filed 2024-11-07
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 6, 2024, the registrant had 1,486,009 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,339,032	$4,739,426
Accounts receivable, net of allowance for credit losses of $0	2,022,518	673,071
Prepaid expenses	146,704	885,040
Inventories	493,408	481,840
Other current assets	36,421	47,532
Total current assets	14,038,083	6,826,909
Deferred offering costs	115,488	241,637
Total assets	$14,153,571	$7,068,546
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,188,164	$1,711,778
Accrued compensation	590,634	1,324,010
Note payable	5,000,000	5,000,000
Accrued interest payable	1,987,637	1,612,295
Total current liabilities	9,766,435	9,648,083
Total liabilities	9,766,435	9,648,083
Commitments and contingencies
Stockholdersʼ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 as of September 30, 2024 and December 31, 2023; issued and outstanding shares — zero as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 100,000,000 and 50,000,000 as of September 30, 2024 and December 31, 2023, respectively; issued and outstanding shares — 894,843 and 278,558 as of September 30, 2024 and December 31, 2023, respectively	89	28
Additional paid-in capital	131,985,913	120,859,873
Accumulated deficit	(127,598,866)	(123,439,438)
Total stockholdersʼ equity (deficit)	4,387,136	(2,579,537)
Total liabilities and stockholders' equity (deficit)	$14,153,571	$7,068,546

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product sales	$2,654,186	$1,562,860	$6,941,042	$3,504,636
Operating expenses:
Cost of goods sold	104,024	34,908	238,031	142,855
Research and development	11,677	—	16,322	159,347
Selling, general and administrative	3,824,142	3,131,389	10,697,128	8,745,407
Total operating expenses	3,939,843	3,166,297	10,951,481	9,047,609
Loss from operations	(1,285,657)	(1,603,437)	(4,010,439)	(5,542,973)
Other income (expense):
Interest income	99,294	35,558	226,353	112,052
Interest expense	(126,027)	(126,028)	(375,342)	(373,973)
Total other expense	(26,733)	(90,470)	(148,989)	(261,921)
Net loss	$(1,312,390)	$(1,693,907)	$(4,159,428)	$(5,804,894)
Net loss per share of common stock, basic and diluted	$(0.94)	$(6.08)	$(3.01)	$(20.84)
Weighted-average shares used to compute basic and diluted net loss per share	1,399,882	278,558	1,381,703	278,558

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2024	278,558	$28	$120,859,873	$(123,439,438)	$(2,579,537)
Stock-based compensation expense	—	—	254,029	—	254,029
Issuance of common stock, Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants net of issuance costs	427,886	43	6,172,580	—	6,172,623
Amendment and issuance of common stock from the March 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	9,967	1	1,229,873	—	1,229,874
Net loss	—	—	—	(1,579,820)	(1,579,820)
Balance as of March 31, 2024	716,411	72	128,516,355	(125,019,258)	3,497,169
Stock-based compensation expense	—	—	126,578	—	126,578
Issuance of common stock from cashless exercise of Pre-Funded Warrants	18,425	1	(1)	—	—
Amendment and issuance of common stock from the June 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	—	—	308,429	—	308,429
Net loss	—	—	—	(1,267,218)	(1,267,218)
Balance as of June 30, 2024	734,836	73	128,951,361	(126,286,476)	2,664,958
Stock-based compensation expense	—		131,587	—	131,587
Amendment and issuance of common stock from the September 2024 Exercise Price Warrant Amendment of Series A Warrants and Series C Warrants, net of issuance costs	24,509	3	2,532,446	—	2,532,449
Amendment and issuance of common stock from the September 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	51,062	5	370,617	—	370,622
Issuance of common stock from the exercise of Pre-Funded Warrants	84,436	8	93	—	101
Redemption of fractional shares due to reverse stock split	—	—	(191)	—	(191)
Net loss	—	—	—	(1,312,390)	(1,312,390)
Balance as of September 30, 2024	894,843	$89	$131,985,913	$(127,598,866)	$4,387,136

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2023	278,558	$28	$119,731,764	$(115,647,143)	$4,084,649
Stock-based compensation expense	—	—	284,572	—	284,572
Net loss	—	—	—	(2,243,070)	(2,243,070)
Balance as of March 31, 2023	278,558	28	120,016,336	(117,890,213)	2,126,151
Stock-based compensation expense	—	—	280,140	—	280,140
Net loss	—	—	—	(1,867,917)	(1,867,917)
Balance as of June 30, 2023	278,558	28	120,296,476	(119,758,130)	538,374
Stock-based compensation expense	—	—	281,758	—	281,758
Net loss	—	—	—	(1,693,907)	(1,693,907)
Balance as of September 30, 2023	278,558	$28	$120,578,234	$(121,452,037)	$(873,775)

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(4,159,428)	$(5,804,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	512,194	846,470
Non-cash interest expense	375,342	373,973
Non-cash lease expense	—	115,704
Change in operating assets and liabilities:
Accounts receivable	(1,349,447)	(609,072)
Prepaid expenses and other current assets	749,447	828,556
Inventories	(11,568)	(215,547)
Accounts payable and accrued expenses	398,136	463,130
Accrued compensation	(733,376)	238,511
Operating lease liabilities	—	(115,704)
Net cash used in operating activities	(4,218,700)	(3,878,873)
Financing activities
Proceeds from February 2024 Offering, net of issuance costs	6,718,211	—
Payment of February 2024 Offering costs	(426,293)	—
Proceeds from March 2024 Warrant Amendment, net of issuance costs	1,229,874	—
Proceeds from June 2024 Warrant Amendment, net of issuance costs	308,429	—
Payment of August 2024 Shelf Registration Statement offering costs	(15,500)	—
Proceeds from September 2024 Exercise Price Warrant Amendment, net of issuance costs	2,587,010	—
Proceeds from September 2024 Warrant Amendment, net of issuance costs	416,665	—
Proceeds from exercise of Pre-Funded Warrants	101	—
Redemption of fractional shares due to reverse stock split	(191)	—
Net cash provided by financing activities	10,818,306	—
Net increase (decrease) in cash and cash equivalents	6,599,606	(3,878,873)
Cash and cash equivalents at beginning of period	4,739,426	9,843,699
Cash and cash equivalents at end of period	$11,339,032	$5,964,826

Supplemental disclosure of non-cash financial activities
August 2024 Shelf Registration Statement costs included in accounts payable and accrued expenses	$99,988	$—
September 2024 Exercise Price Warrant Amendment costs included in accounts payable and accrued expenses	$54,561	$—
September 2024 Warrant Amendment costs included in accounts payable and accrued expenses	$46,043	$—

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of September 30, 2024, the Company had approximately $11.3 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Both the Company and Eversana may terminate the commercial services agreement pursuant to the Net Profit Quarterly Termination Right (“NPQTR”) (as defined in Note 4); however, the Company has no intent to terminate the Eversana Agreement. Although Eversana has not exercised its right pursuant to the NPQTR, there can be no assurance it won’t. Should Eversana exercise its right under the NPQTR, the Commercial Services and Loan Agreements, as described in Note 4 – Commercial Services and Loan Agreement with Eversana, would also be terminated and the Company would be responsible to repay the principal and interest on the loan, which amounted to $7.0 million as of September 30, 2024, within 90 days. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year. The Company anticipates that it will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern.

There can be no assurance that additional financing will be available when needed or on acceptable terms. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects. Because the Company’s business is entirely dependent on the success of Gimoti, if the Company is unable to secure additional financing, or identify and execute on strategic alternatives for Gimoti or the Company, the Company will be required to curtail all activities and may be required to liquidate, dissolve or otherwise wind down its operations.

Notices of Delisting and Reverse Stock Split

On May 24, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the Company's stockholders’ equity of $2.1 million as of March 31, 2023, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, the Company submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted the Company an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that the Company had not met the Minimum Stockholders’ Equity Requirement, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) and on December 9, 2023, Nasdaq notified the Company that the hearing was scheduled for February 15, 2024. On February 15, 2024, the Company had the hearing before the Panel.

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

As of September 30, 2024, the Company remained in compliance with the Minimum Stockholder's Equity Requirement.

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

On August 15, 2024, the Company received a letter from Nasdaq stating the Company has regained compliance with the Minimum Bid Price Requirement and the minimum bid price matter is now closed.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for credit losses, if any. The Company evaluates its estimate of expected credit losses based on a combination of factors, including historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates. The allowance for credit losses was zero as of both September 30, 2024 and December 31, 2023 and no bad debt expense was recorded for the three and nine months ended September 30, 2024 and 2023.

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

The Company's inventories consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw materials	$257,467	$361,219
Finished goods	235,941	120,621
Total inventories	$493,408	$481,840

Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventories are held at its third-party suppliers and its finished goods inventories are held by Eversana. The Company records such inventories as consigned inventories.

Deferred Offering Costs

Deferred offering costs represent legal, accounting, and other direct costs related to future equity financings and are recognized as a non-current asset on the condensed balance sheets. After consummation of the equity financing, the offering costs are recognized as a reduction of proceeds and reclassified to additional paid-in capital on the condensed balance sheet. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off as an administrative expense. As of September 30, 2024, the Company had deferred offering costs of $115,000 related to the filing of a shelf registration statement in August 2024. As of December 31, 2023, the Company had deferred offering costs of $242,000 related to the public offering that was completed in February 2024, which was reclassified to additional paid-in capital in February 2024 upon completion of such offering.

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

Product revenues are recorded net of sales-related adjustments, or transaction price, wherever applicable, including patient support programs, rebates, and other sales related discounts. The Company uses judgment to estimate variable consideration. The Company is subject to rebates under Medicaid and Medicare programs. The rebates for these programs are determined based on statutory provisions. The Company estimates Medicaid and Medicare rebates based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $130,000 and $46,000 were recorded as accounts payable and accrued expenses in the condensed balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplates application of the constraint in accordance with the guidance, under which it determines a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which could affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $160,000 and $66,000 as of September 30, 2024 and December 31, 2023, respectively, are classified as accounts payable and accrued expenses in the condensed balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Pre-Funded Warrants issued and sold by the Company to purchase shares of its common stock are included in the calculation of basic net loss per common share if the exercise price of the pre-funded warrants represents de minimis consideration and is non-substantive in relation to the price paid for the warrant, and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 1,204,413 shares of the Company's common stock underlying the Pre-Funded Warrants, Modified Series A Warrants and Modified Series C Warrants described in Note 3 – Stockholders’ Equity, are included in the weighted average outstanding common stock in the calculation of basic and diluted net loss per share due to their nominal exercise price. The Company considers Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants, Series B Warrants, Series C Warrants, and

Representatives’ Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 because to do so would be anti-dilutive:

	September 30,
	2024	2023
Warrants to purchase common stock	1,901,687	—
Common stock options	154,799	53,263
Total excluded securities	2,056,486	53,263

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

Equity Transactions

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

August 2024 Shelf Registration Statement

On August 29, 2024, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $50.0 million of common stock, preferred stock, debt securities, warrants, and/or units, subject to the “Baby Shelf Limitation” which limits the amount that the Company can offer to up to one-third of its public float during any 12-month period so long as our public float remains below $75 million. The Shelf Registration Statement was declared effective by the SEC on September 6, 2024.

As of September 30, 2024, there have been no shares of common stock nor preferred stock, debt securities, warrants, and/or units issued under the August 2024 Shelf Registration Statement.

At The Market Equity Offering

The Company had previously entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to approximately $1.9 million through Wainwright (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to approximately $1.9 million of the Company’s common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement.

The Company did not issue any shares of common stock in the ATM Offering during the three month period ended September 30, 2024.

Warrant Amendments

In each of March, June and September 2024, the Company entered into substantially similar amendments with certain holders of its Series B Warrants and Series C Warrants (individually, the “March 2024 Warrant Amendment,” “June 2024 Warrant Amendment,” and the “September 2024 Warrant Amendment,” respectively and collectively, the “Warrant Amendments”). Pursuant to the Warrant Amendments, to the extent a holder exercised its Series B Warrants prior to their respective exercise deadlines, as defined in the amendment documents (the “Amendment Exercise Deadline”), the holder’s corresponding Series C Warrants vested and were exercisable for the lesser of (i) three times the number of Series B Warrants exercised by the Holder and (ii) the total number of Series C Warrants outstanding to the holder. Following each Amendment Exercise Deadline, if the holder exercised any remaining Series B Warrants, the remaining Series C Warrants, if any, vested and became exercisable on a one-for-one basis as to the same number of Series B Warrants exercised.

The Warrant Amendments allowed a holder to elect to receive Pre-Funded Warrants upon exercise of Series B Warrants and Series C Warrants in lieu of shares of the Company’s common stock, at a purchase price of $8.1588 per warrant exercised and an exercise price of $0.0012 per Pre-Funded Warrant.

Net cash proceeds from the March, June and September 2024 Warrant Amendment were $1.2 million, $0.3 million and $0.4 million, respectively, after deducting underwriter commissions and offering expenses. The Warrant Amendments were entered into to encourage the exercise of Series B Warrants in order to obtain capital to meet the Minimum Stockholders’ Equity Requirement. The Warrant Amendments neither changed the number of shares of common stock underlying each series of warrants nor its equity classification. The incremental change in fair value from the Warrant Amendments was accounted for as equity issuance costs and recognized within additional paid-in capital in the condensed balance sheets.

September 2024 Exercise Price Warrant Amendment

In September 2024, the Company also entered into an amendment with certain holders of its Series A Warrants, Series B Warrants and Series C Warrants (the “September 2024 Exercise Price Warrant Amendment”). Pursuant to the September 2024 Exercise Price Warrant Amendment, such holders agreed to pay a non-refundable up-front payment of $3.99 per Series A Warrant or Series C Warrant to reduce the exercise price of the Series A Warrants and Series C Warrants from $8.16 to $0.01 (such Series A Warrants and Series C Warrants modified to have a reduced exercise price referred to as the “Modified Series A Warrants” and “Modified Series C Warrants”). Pursuant to the September 2024 Exercise Price Warrant Amendment, to the extent such holder executed the September 2024 Exercise Price Warrant Amendment and paid consideration for the number of Series A Warrants and/or Series C Warrants to be modified before 5:00 p.m. Pacific time on September 30, 2024 (the “September 2024 Exercise Price Warrant Amendment Exercise Deadline”), the exercise price of Modified Series A Warrants and Modified Series C Warrants would be $0.01. To the extent such holder did not elect to modify all outstanding Series A Warrants and Series C Warrants, the remaining Series A Warrants and Series C Warrants held by each holder retained an exercise price of $8.16 per Series A Warrant or Series C Warrant.

Net cash proceeds from the September 2024 Exercise Price Warrant Amendment were $2.5 million after deducting underwriter and offering expenses. The September 2024 Exercise Price Warrant Amendment was entered to encourage the modification of Series A Warrants and Series C Warrants in order to obtain capital to meet the Minimum Stockholders’ Equity Requirement. The September 2024 Exercise Price Warrant Amendment neither changed the number of shares of Common Stock underlying each series of warrants nor its equity classification. The incremental change in fair value from the September 2024 Exercise Price Warrant Amendment was an equity issuance cost and was recognized within additional paid-in capital.

In connection with the September 2024 Exercise Price Warrant Amendment, the Company entered into a letter agreement, dated September 27, 2024 (the “Letter Agreement”), with certain affiliates of Nantahala Capital Management, LLC (collectively, “Nantahala”), pursuant to which, subject to certain limitations, the Company will provide Nantahala the right to appoint (or cause to be nominated) (i) one member of the Company’s board of directors (the “Board”) and one member of each Board committee so long as Nantahala, together with its affiliates, beneficially owns at least 5.0% of the Company’s outstanding shares of common stock and (ii) two members of the Board so long as Nantahala, together with its affiliates, beneficially owns at least 15.0% of the Company’s outstanding shares of common stock, subject to certain exceptions.

Warrants

The following table is a summary of the Company’s warrants outstanding as of September 30, 2024:

			Shares of
	Number of	Number of	Common Stock
	Warrants Outstanding	Warrants Exercisable	Underlying Warrants	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants	580,610	580,610	580,610	$0.0012	February 13, 2024	Until Exercised in Full
Series A Warrants	545,933	545,933	545,933	$8.16	February 13, 2024	February 13, 2029
Modified Series A Warrants(1)	373,176	373,176	373,176	$0.01	February 13, 2024	February 13, 2029
Series B Warrants	665,826	665,826	665,826	$8.16	February 13, 2024	November 13, 2024
Series C Warrants(2)	643,973	643,973	643,973	$8.16	February 13, 2024	November 13, 2024 or February 13, 2029
Modified Series C Warrants(1)	250,627	250,627	250,627	$0.01	February 13, 2024	February 13, 2029
Representativesʼ Warrants	45,955	45,955	45,955	$13.47	August 13, 2024	February 13, 2029
Total warrants	3,106,100	3,106,100	3,106,100
(1)
The Modified Series A Warrants and Modified Series C Warrants represent Series A Warrants and Series C Warrants, respectively, modified under the September 2024 Exercise Price Warrant Amendment.
(2)
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

Stock Options

Stock-based compensation expense includes charges related to stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the nine months ended September 30, 2024 and 2023, the Company granted stock options to purchase 120,182 and 153,750 shares of the Company’s common stock, respectively.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk free interest rate	3.8% – 3.9%	—	3.8% – 4.5%	1.3% – 3.4%
Expected option term (in years)	5.8 – 6.0	—	5.5 – 6.0	5.5 – 6.0
Expected volatility of common stock	105.8% – 106.6%	—	105.8% – 107.1%	99.3% – 103.6%
Expected dividend yield	0.0%	—	0.0%	0.0%

Employee Stock Purchase Plan

Stock-based compensation expense also includes charges related to common stock issued under the Amended and Restated 2013 Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date. The offering period is determined by the compensation committee and may be up to 27 months long. Pursuant to the approval of the ESPP, current offering periods commence on each of September 1 and March 1 during the term. Purchase dates will be set for the last trading day in each six-month and will occur on each of August 31 and February 28 (unless such days are not trading days). In January 2024, the number of shares of common stock available for issuance under the ESPP was increased by 2,785 shares as a result of the automatic increase provision in the ESPP. During the third quarter of 2024, an offering period was initiated. There have been no shares of common stock issued under the ESPP during the nine months ended September 30, 2024. As of September 30, 2024, 14,900 shares under the ESPP remain available for purchase.

The estimated fair value of each ESPP award granted was determined on the date of purchase date using the Black-Scholes option-pricing valuation model with the following assumptions:

	Three and Nine Months Ended September 30,
	2024	2023
Risk free interest rate	4.9%	—
Expected option term (in years)	0.5	—
Expected volatility of common stock	91.5%	—
Expected dividend yield	0.0%	—

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,016	$—	$4,231	$2,841
Selling, general and administrative	128,571	281,758	507,963	843,629
Total stock-based compensation expense	$131,587	$281,758	$512,194	$846,470

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$130,054	$281,758	$510,661	$846,470
ESPP	1,533	—	1,533	—
Total stock-based compensation expense	$131,587	$281,758	$512,194	$846,470

As of September 30, 2024, there was approximately $0.7 million of unrecognized compensation costs related to outstanding employee and board of director options, which are expected to be recognized over a weighted-average period of 1.2 years.

As of September 30, 2024, there was approximately $8,000 of unrecognized compensation costs related to the ESPP, which are expected to be recognized over a weighted-average period of 0.4 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company records sales for Gimoti and will retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended September 30, 2024 and 2023, approximately $2.2 million and $1.3 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the nine months ended September 30, 2024 and 2023, approximately $5.9 million and $3.0 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of September 30, 2024, unreimbursed commercialization costs to Eversana were approximately $72.8 million. Such costs will generally be payable only as net product profits are recognized or upon certain termination events. Eversana will receive reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States. On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms. This amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

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

The Company's net profits were negative for the two preceding calendar quarters as of September 30, 2024, and therefore, Eversana or the Company can exercise the Net Profit Quarterly Termination Right during the 60-day period after quarter-end. Since the note payable and accrued interest payable can be accelerated by Eversana by terminating the Eversana Agreement as of September 30, 2024, those payments were recorded as current liabilities as of September 30, 2024. Each party will continue to have the option to exercise the Net Profit Quarterly Termination Right for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters.

In the event that the Company initiates such termination, the Company shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed cost plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, including pursuant to the Net Profit Quarterly Termination Right, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days. If Eversana terminates the Eversana Agreement for convenience, the Company is under no obligation to reimburse Eversana for unreimbursed commercialization costs.

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

5. Subsequent Events

Lease Amendment

On October 16, 2024, the Company entered into the seventh amendment of its existing lease agreement (the “Seventh Amendment”) with SB Corporate Centre III-IV, LLC (the “Landlord”), to amend the office lease agreement, dated as of December 19, 2016, by and between the Landlord and the Company (as amended, the “Lease”), relating to office space, which serves as the Company’s headquarters. The Seventh Amendment extends the term of the Lease from October 31, 2024 to March 31, 2027. The Seventh Amendment provides that the base monthly rent for the leased space will be $6,456.95 from November 1, 2024 to October 31, 2025, $6,650.66 from November 1, 2025 to October 31, 2026 and $6,850.18 from November 1, 2026 to March 31, 2027, and that the Company will be obligated to pay a specified percentage of certain expenses paid by the Landlord. The Company will also be granted a one-month rent abatement for November 2024, provided there is no material default under the Lease. The Lease will be accounted for as an operating lease.

Warrant Exercises

On October 28, 2024, the Company received net proceeds of $3.6 million after deducting underwriter expenses from the exercise of Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants and issued 591,166 shares of common stock.

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

As of September 30, 2024, we had cash and cash equivalents of approximately $11.3 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. We believe, based on our current operating plan, excluding any potential early repayment of the Eversana Credit Facility, that our existing cash and cash equivalents as of September 30, 2024, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2025. However, should Eversana terminate the Eversana Agreement under the NPQTR (as defined in Note 1 to our financial statements), repayment of the Eversana Credit Facility, in addition to our other ongoing obligations, would raise substantial doubt out our ability to continue as a going concern. As such, we have concluded there is substantial doubt about our ability to continue as a going concern as our existing cash on hand as of September 30, 2024, is not sufficient to fund our operations 12 months from the issuance of this Quarterly Report on Form 10-Q. This period could be further shortened if future net sales of Gimoti are less than expected or if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Nasdaq Listing and Reverse Stock Split

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), or the Minimum Stockholders’ Equity Requirement. As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and Nasdaq granted us an extension until November 20, 2023 to regain compliance. Following notice on November 21, 2023 from Nasdaq that we had not met the Minimum Stockholders’ Equity Requirement, we requested a hearing before the Nasdaq Hearings Panel, or the Panel, and on December 9, 2023, Nasdaq notified us that the hearing was scheduled for February 15, 2024. On February 15, 2024, we had the hearing before the Panel.

On March 18, 2024, we announced that the Panel granted our request to continue our listing on the Nasdaq Capital Market, subject to the filing a Form 10-Q on or before May 15, 2024, demonstrating that, as of March 31, 2024, we are in compliance with the Minimum Stockholders’ Equity Requirement. The Panel noted our steps to maintain compliance with the Minimum Stockholders’ Equity Requirement on a long-term basis, including the equity financing completed in February 2024, which provided us net proceeds of $6.2 million, and the potential for additional capital from the exercise of the warrants issued in the February 2024 financing. The Panel also noted that it is a requirement during the exception period that we provide prompt notification to the Panel of any significant events that occur during this time that may affect our compliance with Nasdaq’s requirements. This includes, but is not limited to, any event that may call into question our ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of the granted exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on the Nasdaq Capital Market inadvisable or unwarranted.

On May 14, 2024, we filed its Form 10-Q reporting approximately $3.5 million in stockholders’ equity.

On June 4, 2024, we were formally notified that the Panel determined that we have regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff, or the Staff, of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

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

In May 2024, our stockholders granted our board of directors the authority to effect a reverse stock split of our outstanding common stock. In order to regain compliance with the Minimum Bid Price Requirement by August 19, 2024, on July 31, 2024, we filed an amendment, or the Amendment, to our amended and restated certificate of incorporation to effectuate a reverse stock split of our common stock. Pursuant to the Amendment, at the effective time of 12:01 a.m. Eastern Time on August 1, 2024, each twelve (12) shares of our common stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of common stock, or the Reverse Stock Split. The par value and the authorized shares of our common stock were not adjusted as a result of the Reverse Stock Split. All of our issued and outstanding common stock, warrants to purchase common stock, options to purchase common stock, per-share data and related information have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

On August 15, 2024, we received a letter from Nasdaq stating we had regained compliance with the Minimum Bid Price Requirement and the minimum bid price matter is now closed.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other revenue metrics continue to increase. Net product sales during the quarter ended September 30, 2024, were approximately $2.7 million which is a $0.1 million increase compared to net product sales for the quarter ended June 30, 2024. Gimoti pharmacy services were fully transitioned to ASPN Pharmacy, or ASPN, from vitaCare Prescription Services, or vitaCare, during the fourth quarter of 2023. The ASPN platform offers a seamless path for processing and filling prescriptions, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. We believe this transition has improved the proportion of prescriptions covered by insurance payors through increased patient communication and electronic automation of processes and speed of communication. In addition to the ASPN transition, we added several new pharmacies to our pharmacy platform during the nine months ended September 30, 2024, which has allowed for better insurance coverages due to geographic restrictions for filling prescriptions. Adding pharmacies has also added redundancy and capacity to fill prescriptions and reduced reliance on having a single pharmacy partner. ASPN is now processing inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers, and reduced reliance on savings programs.

There were approximately 1,602 new inbound prescriptions into the ASPN reimbursement center during the quarter ended September 30, 2024, which is a slight decrease compared to the quarter ended June 30, 2024. Copay coverage expenses were relatively flat compared to the quarter ended June 30, 2024, as patients have worked through copay deductibles, resulting in an increased proportion of covered prescriptions. Patients who have an opportunity to refill the product (that is, patients who have completed their first fill and have additional refills on their prescription) received a refill approximately 71% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 8% during the quarter ended September 30, 2024.

The ASPN team accesses the Medicare and Medicaid systems to facilitate product reimbursement submissions for patients seeking treatment. For the nine months ended September 30, 2024, these government programs made up approximately 34% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through September 30, 2024, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist, or a nurse practitioner or physician assistant on their staff.

In October 2024, we announced the presentation of data studying diabetic gastroparesis (“DGP”) patients using glucagon-like peptide-1 (“GLP-1”) receptor agonists and also using GIMOTI (metoclopramide nasal spray) at the American College of Gastroenterology (“ACG”) 2024 Annual Meeting. The real-world retrospective study evaluated the impact of GIMOTI in patients with DGP who were concurrently using GLP-1 receptor agonists. GLP-1 drugs are commonly prescribed for type 2 diabetes, and with the significant increase in usage of GLP-1 medications, there have been increasing reports of these drugs exacerbating gastrointestinal symptoms, specifically gastroparesis, due to their mechanism of action which delays gastric emptying. The study compared healthcare resource utilization (“HRU”) between patients using GIMOTI nasal metoclopramide (“NMCP”) and those on oral metoclopramide (“OMCP”), specifically focusing on individuals with a prior GLP-1 prescription. Adult patients with a DGP diagnosis and at least 6 months of data pre- and post-index (treatment initiation), continuous data were included. Significant reductions in both all-cause and gastroparesis-related office and emergency room visits were observed in patients treated with GIMOTI versus oral metoclopramide.

Key Study Findings Presented at ACG 2024 include-

•
Patients with prior GLP-1 history had reduced HRU after taking NMCP.
o
In NMCP patients, all-cause emergency department (ED) visits decreased by 55% (mean [SD]: 0.25 [1.13] post-index vs. 0.55 [1.30] pre-index; P=0.063); and
o
DGP- related ED visits decreased by 28% (mean [SD]: 0.18 [0.99] post-index vs 0.25 [1.28] pre-index; P=0.203)
•
In patients taking GLP-1, those that took NMCP had fewer healthcare visits compared to those taking OMCP.
o
All-cause and DGP-related ED visits were 91% lower (cIRR: 0.09, 95% CI: 0.01, 0.42; P=0.001) and 89% lower (cIRR: 0.11, 95% CI: 0, 0.93; P=0.046) for NMCP vs. OMCP; and
o
All-cause and DGP-related office visits were 41% lower (cIRR: 0.59, 95% CI: 0.37, 0.94; P=0.027) and 66% lower (cIRR: 0.34, 95% CI: 0.017, 0.65; P=0.001) for NMCP vs.OMCP.
•
NMCP can be used to effectively treat patients with gastroparesis taking GLP-1 treatment and avoid costly healthcare visits.
o
All-cause clinic, outpatient, and inpatient visits showed similar trends favoring NMCP vs. OMCP.
o
In DGP patients with a prior claim for GLP-1, NMCP use was associated with numerically and significantly reduced all-cause and DGP-related HRU compared to pre-treatment utilization and OMCP-treated controls.

Comparison of Healthcare Resource Utilization in GLP-1 Agonist Patients with DGP
OMCP
NMCP
Mean Number of Visits Over 6 Months
0.0
0.2
0.4
0.6
0.8
1.0
1.2
*
*
*
Physician Office
Outpatient Facility
Inpatient Hospitalization
Emergency Department
Healthcare Resource Utilization Category
*P<0.05

The study's specific cohort consisted of 92 total patients between the nasal metoclopramide (NMCP, N=51) and oral metoclopramide (OMCP, N=41) groups. The NMCP group had a slightly older average age (55.1 years) compared to the OMCP group (53.1 years). A notable portion of the NMCP group (31.4%) had experienced hospitalizations or emergency department visits prior to treatment, compared to 19.5% in the OMCP group.

A separate post-hoc analysis focused on safety data for a female subgroup from a previous Phase 3 study that included 36 women using GLP-1 drugs during the 28-day study. The patients had an average age of 51.4 years, with 67% identifying as Caucasian and 33% as Black. Among these, 13 were treated with GIMOTI and 23 with placebo. The majority (94%) of the participants completed the study, with no serious adverse events reported in either group. This analysis indicated no series safety issues and a trend toward nausea improvement when GLP-1 drugs were used with NMCP.

Key Opinion Leaders, or KOLs, are actively presenting data regarding the safety profile for Gimoti. Data presented at the May 2024 Digestive Disease Week indicated a far lower incidence of tardive dyskinesia, or TD, than previously published. This retrospective data was generated from a U.S. based database covering over 270 million patient lives. The outcome showed a 0.12% incidence of TD for gastroparesis patients taking any form of metoclopramide for any diagnosis.

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

Fair Value of Warrants

Upon issuance and modification, warrants are measured at fair value and reviewed for the appropriate classification (liability or equity). Equity classified warrants are valued using an option pricing model (OPM), such as a Black-Scholes, based on the applicable assumptions, or a Monte-Carlo simulation to model the future stock price as an input to a Black-Scholes model for combined warrants. We re-evaluate the classification of our warrants at each subsequent quarterly period end date while the warrants are outstanding to determine the proper balance sheet classification. The assumptions used in the OPM include, but are not limited to, the market price of our common stock, which is a level 1 assumption, our volatility and the risk-free interest rate, which are level 2 assumptions, and the dividend yield and the expected term the warrants will be held prior to exercise, which are level 3 assumptions.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net product sales	$2,654,186	$1,562,860	$1,091,326	70%
Cost of goods sold	$104,024	$34,908	$69,116	198%
Research and development expenses	$11,677	$—	$11,677	—
Selling, general and administrative expenses	$3,824,142	$3,131,389	$692,753	22%

Net Product Sales. Net product sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 increased by approximately $1.1 million. The increase in product sales is due to increased product adoption as commercialization efforts continue, expanded pharmacy networks, and a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 increased by approximately $0.1 million due to the timing of completion of stability testing on commercial batches of Gimoti.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 increased due to personnel-related costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 increased by approximately $0.7 million. Costs incurred during the three months ended September 30, 2024 primarily included approximately $0.7 million for wages, taxes and employee insurance, including approximately $0.1 million of stock-based compensation expense, approximately $2.5 million for marketing and Eversana profit sharing, and approximately $0.5 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred during the three months ended September 30, 2023 primarily included approximately $1.0 million for wages, taxes and employee insurance, including approximately $0.3 million of stock-based compensation expense, approximately $1.5 million for marketing and Eversana profit sharing, and approximately $0.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net product sales	$6,941,042	$3,504,636	$3,436,406	98%
Cost of goods sold	$238,031	$142,855	$95,176	67%
Research and development expenses	$16,322	$159,347	$(143,025)	-90%
Selling, general and administrative expenses	$10,697,128	$8,745,407	$1,951,721	22%

Net Product Sales. Net product sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by approximately $3.4 million. The increase in product sales is due to increased product adoption as commercialization efforts continue, expanded pharmacy network, and a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by approximately $0.1 million, primarily due to the timing of completion of stability testing on commercial batches of Gimoti.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased by approximately $0.1 million due to fewer expenses for ongoing stability testing of batches of Gimoti manufactured prior to receipt of FDA approval of the Gimoti NDA in June 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by approximately $2.0 million. Costs incurred during the nine months ended September 30, 2024 primarily included approximately $2.3 million for wages, taxes and employee insurance, including approximately $0.5 million of stock-based compensation expense, approximately $6.5 million for marketing and Eversana profit sharing, and approximately $1.6 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company. Costs incurred during the nine months ended September 30, 2023 primarily included approximately $3.0 million for wages, taxes and employee insurance, including approximately $0.8 million of stock-based compensation expense, approximately $3.4 million for marketing and Eversana profit sharing, and approximately $1.9 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Liquidity and Capital Resources

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of September 30, 2024, the Company had approximately $11.3 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Both the Company and Eversana may terminate the commercial services agreement pursuant to the Net Profit Quarterly Termination Right (NPQTR) (as defined in Note 4); however, the Company has no intent to terminate the Eversana Agreement. Although Eversana has not exercised its right pursuant to the NPQTR, and we believe it has no intent to do so, there can be no assurance it won’t. Should Eversana exercise its right under the NPQTR, the Commercial Services and Loan Agreement, as described in Note 4 – Commercial Services and Loan Agreement with Eversana, would also be terminated and the Company would be responsible to repay the principal and interest on the loan, which amounted to $7.0 million as of September 30, 2024, within 90 days. As a result, the Company believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company anticipates that it will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern on a short-term and long-term basis while it achieves profitability. There can be no assurance that additional financing will be available when needed or on acceptable terms. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations.

Recent Events

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

As discussed in Note 3 – Stockholders’ Equity, during March, June and September 2024, we amended certain warrant agreements with our Series B and Series C warrant holders (the Warrant Amendments). Pursuant to the Warrant Amendments to the extend a warrant holder exercised their Series B warrants prior to their respective exercise deadlines, as defined in the amendment documents (the

“Amendment Exercise Deadline”), the holders corresponding Series C Warrants vested and became exercisable for the lesser of (i) three times the number of Series B Warrants exercised by the holder and (ii) the total number of Series C Warrants outstanding to the holder. Following each Amendment Exercise Deadline, if such holder exercised any remaining Series B Warrants, the remaining Series C Warrants, if any, vested and became exercisable on a one-for-one basis as to the same number of Series B Warrants exercised. The Warrant Amendments allowed a holder to elect to receive Pre-Funded Warrants upon exercise of Series B Warrants and Series C Warrants in lieu of shares of the our common stock, at a purchase price of $8.1588 per warrant exercised and an exercise price of $0.0012 per Pre-Funded Warrant. Net cash proceeds from the March, June and September 2024 Warrant Amendment were $1.2 million, $0.3 million and $0.4 million, respectively, after deducting underwriter commissions and offering expenses. The Series B Warrants will expire on November 13, 2024, which is nine months from the date of issuance. The Series C Warrants will also expire on November 13, 2024, provided that to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants included in the applicable unit, such Series C Warrant will expire on February 13, 2029.

In September 2024, we entered into an amendment with certain holders of our Series A Warrants, Series B Warrants and Series C Warrants (the “September 2024 Exercise Price Warrant Amendment”), pursuant to which such holders agreed to pay $3.99 per Series A Warrant or Series C Warrant to reduce the exercise price of the Series A Warrants and Series C Warrants from $8.16 to $0.01. To the extent the holder did not elect to modify all outstanding Series A Warrants and Series C Warrants, the remaining Series A Warrants and Series C Warrants held by each holder retained an exercise price of $8.16 per Series A Warrant or Series C Warrant. Net proceeds from the September 2024 Exercise Price Warrant Amendment were approximately $2.5 million

Sources and Uses of Our Cash

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash used in operating activities	$(4,218,700)	$(3,878,873)	$(339,827)
Net cash provided by financing activities	$10,818,306	$—	$10,818,306
Net increase (decrease) in cash and cash equivalents	$6,599,606	$(3,878,873)	$10,478,479

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, commercial sales of Gimoti, and other general operations. The cash used in operating activities during the nine months ended September 30, 2024 and 2023 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities during the remainder of 2024 will be in-line with cash used during similar periods in 2023 because growing sales are expected to offset commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the nine months ended September 30, 2024, cash provided by financing activities was $10.8 million primarily due to the sale of 513,424 shares of common stock at $8.16 per share, 683,475 Pre-Funded Warrants at $8.1588 per share, and 373,176 Series A Warrants and 250,627 Series C Warrants at $3.99 per share in connection with the September 2024 Exercise Price Warrant Amendment.

Capital Resource Requirements

On October 16, 2024, we entered into the Seventh Amendment to our existing lease agreement, to amend the office lease agreement. The Seventh Amendment Extends the term of the lease from October 31, 2024 to March 31, 2027. The Seventh Amendment provides for an initial monthly base rent of approximately $6,500, with stated escalation clauses each November first through the lease term. We are also responsible for common area maintenance costs associated with the leased space.

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

As required by SEC Rule 13a-15(e), as of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Management identified a material weakness in our internal control over financial reporting related to ineffectively designed controls over review of the Eversana Credit Facility, ongoing compliance monitoring and the proper application of GAAP for such agreement.

Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, due to the material weakness described above. The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management is able to conclude, through testing, that the related controls are effective. Therefore, the material weakness existed as of September 30, 2024.

Remediation Plan

Our management, under the oversight of the Audit Committee, has developed a remediation plan which includes, but is not limited to, designing controls over review over debt contracts, including the Eversana Credit Facility, ongoing compliance monitoring and the proper application of GAAP for such agreement. To strengthen our review procedures, we have engaged external support with extensive U.S. GAAP knowledge to advise on technical accounting and financial reporting matters. We will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on May 14, 2024 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36075	8/13/2024	3.3

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	8/1/2024	3.1

3.5	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2

4.2	Form of Series A Warrant	S-1/A	333-275443	1/11/2024	4.3

4.3	Form of Series B Warrant	S-1/A	333-275443	1/11/2024	4.4

4.4	Form of Series C Warrant	S-1/A	333-275443	1/11/2024	4.5

4.5	Form of Representative Warrant	S-1/A	333-275443	2/14/2024	4.1

4.6	Form of Warrant Amendment	8-K	001-36075	3/25/2024	4.1

4.7	Form of Warrant Amendment	8-K	001-36075	6/20/2024	4.1

4.8	Form of Exercise Price Warrant Amendment	8-K	001-36075	9/27/2024	4.1

4.9	Form of Series C Vesting Warrant Amendment	8-K	001-36075	9/27/2024	4.2

10.1	Second Amended and Restated Employment Agreement, effective as of August 8, 2024, by and between the Company and Matthew D’Onofrio					X

10.2	Amended and Restated Employment Agreement, effective as of August 8, 2024, by and between the Company and Mark Kowieski					X

10.3	Amended and Restated Employment Agreement, effective as of August 8, 2024, by and between the Company and Marilyn Carlson, M.D.					X

10.4	Seventh Amendment to Standard Office Lease, dated October 16, 2024, by and between the Company and SB Corporate Centre III-IV, LLC					X

10.5	Letter Agreement, dated September 27, 2024, by and between the Company and certain affiliates of Nantahala Capital Management, LLC	8-K	001-36075	9/27/2024	10.1

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Evoke Pharma, Inc.

Date: November 7, 2024	By:	/s/ Matthew J. D'Onofrio
Matthew J. D’Onofrio Chief Executive Officer (Principal Executive Officer)

Evoke Pharma, Inc.

Date: November 7, 2024	By:	/s/ Mark Kowieski
Mark Kowieski Chief Financial Officer (Principal Financial and Accounting Officer)