Form 10-K
period 2024-12-31
Evoke Pharma Inc
filed 2025-03-13
CIK 1403708

sal

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code 858-345-1494

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $6.348 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 3, 2025 was 1,492,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

EVOKE PHARMA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, the pricing and reimbursement for Gimoti®TM (metoclopramide) nasal spray (“Gimoti”), future prescribing trends for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, continued compliance with Nasdaq listing requirements and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of this Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
•
Any termination or suspension of, or delays in the completion of, the post-marketing pharmacokinetics (“PK”) trial of Gimoti or any other future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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

Item 1. Business.

Overview

We are a specialty pharmaceutical company focused primarily on the development and commercialization of drugs to treat gastrointestinal (“GI”) disorders and diseases. Since our inception, we have devoted our efforts to developing our sole product, Gimoti® (metoclopramide) nasal spray, the first and only nasally-administered product indicated for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis. In June 2020, we received approval from the United States Food and Drug Administration (“FDA”) for our 505(b)(2) New Drug Application for Gimoti (the “Gimoti NDA”). We launched commercial sales of Gimoti in the United States in October 2020 through our commercial partner, Eversana Life Science Services, LLC (“Eversana”).

Diabetic gastroparesis is a GI disorder affecting millions of patients worldwide, in which food in an individual’s stomach takes too long to empty resulting in a variety of serious GI symptoms and systemic metabolic complications. The gastric delay caused by gastroparesis can also compromise absorption of orally administered medications. In May 2023, we reported results from a retrospective, real-world study of over 500 diabetic gastroparesis patients conducted by Eversana which showed diabetic gastroparesis patients taking Gimoti had significantly fewer physician office visits, emergency department visits, and inpatient hospitalizations compared to patients taking oral metoclopramide. This overall lower health resource utilization reduced patient and payor costs by approximately $15,000 during a six-month time period for patients taking Gimoti compared to patients taking oral metoclopramide.

Gastroparesis frequently occurs in individuals with diabetes but is also observed in patients with prior gastric surgery, a preceding infectious illness, pseudo-obstruction, collagen vascular disorders and anorexia nervosa. In some patients with gastroparesis, no cause can be identified, which is referred to as idiopathic gastroparesis. According to the American Neurogastroenterology and Motility Society Task Force on Gastroparesis, the prevalence of gastroparesis is estimated to be up to 4% of the United States population. Signs and symptoms of gastroparesis may include nausea, early satiety, bloating, prolonged fullness, upper abdominal pain, vomiting and retching. Patients may experience any combination of signs and symptoms with varying frequency and degrees of severity.

We believe the increased use of GLP-1 (glucagon-like peptide-1) agonists could increase the number of people affected by gastroparesis. GLP-1 receptor agonists help manage glucose control through several mechanisms, including enhancement of glucose-dependent insulin secretion, slowed gastric emptying, and reduction of postprandial glucagon release and food intake. GLP-1 induced slowed gastric emptying may reveal underlying gastroparesis in diabetic patients and/or cause patients to experience symptoms suggestive of gastroparesis. Although there is no definitive evidence that GLP-1 agonists cause gastroparesis, the results of a 2023 study published in the Journal of the American Medical Association (JAMA) showed that use of GLP-1 agonists for weight loss compared with use of bupropion-naltrexone was associated with increased risk of pancreatitis, bowel obstruction and gastroparesis.

The growing market penetration of GLP-1 agonists for both diabetes and obesity management further underscores this concern. By 2030, an estimated 54.9 million people in the U.S. are projected to have diabetes, with 80% of adults with type 2 diabetes meeting the criteria for GLP-1 receptor agonists or SGLT2 inhibitors, yet historically, only 10% have utilized such treatments. In addition, GLP-1 agonists are expected to reach approximately 15 million adults in the U.S. for obesity treatment alone, further expanding their impact on gastric motility.

Recent reports have linked GLP-1 agonists to severe gastrointestinal complications, including gastroparesis. For example, a CNN Health article from July 2023 highlighted cases of patients experiencing gastric paralysis after taking GLP-1 medications, and another report from October 2023 referenced concerns about serious digestive issues affecting thousands of individuals worldwide. Although definitive causal evidence is still under investigation, the association between GLP-1 use and gastroparesis risk remains a growing area of clinical and regulatory interest.

In a 2024 study, a retrospective cross-sectional analysis of real-world data from 10,328 adults with diabetes/obesity in the National Institutes of Health, All of Us cohort reported 5.1% of patients taking a GLP-1 agonist experienced signs and symptoms consistent with gastroparesis. Gastrointestinal adverse effects from the use of GLP-1 agonists are fairly common and we believe it could have an impact on the gastroparesis market given the widespread use and the large population expected to be exposed to these agents.

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

We believe nasal spray administration of a well-characterized drug product like metoclopramide has the potential to provide our target population of diabetic gastroparesis patients with a preferred treatment option over the tablet formulation for several important reasons: (1) unlike metoclopramide tablets which may be absorbed erratically due to gastroparesis itself, Gimoti is designed to bypass the digestive system to allow for more predictable absorption whether or not a patient’s stomach is emptying on a given day; (2) during episodes of vomiting, Gimoti may provide predictable systemic drug levels because absorption is through the nasal mucosa; and (3) for gastroparesis patients experiencing nausea and are not wanting to swallow a pill or water, a nasal spray may be better tolerated than an oral medication.

In January 2020, we entered into a commercial services agreement with Eversana (as amended to date, the “Eversana Agreement”) for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. In 2020, we borrowed $5.0 million from Eversana pursuant to a revolving credit facility (the “Eversana Credit Facility”) which expires on December 31, 2026, unless terminated earlier pursuant to its terms. As of December 31, 2024, there were approximately $75.4 million in cumulative unreimbursed commercialization costs under the agreement to be payable only as net product profits are recognized or upon certain termination events. For additional details regarding the Eversana Agreement and the Eversana Credit Facility, see “Business – Commercialization – Commercial Services and Loan Agreements with Eversana” below.

To date, we have generated modest sales of Gimoti. We have incurred losses every year since our inception. These operating losses resulted from expenses incurred in connection with advancing Gimoti through development activities from pre-commercialization and commercialization costs and from other general and administrative costs associated with operating our business. We expect to continue to incur operating losses until revenues from the sales of Gimoti exceed our expenses, if ever. We may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.

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
•
Further development of Gimoti with a lower dosage strength to expand our market potential. We are evaluating the design of a single dose pharmacokinetic (“PK”) clinical trial of Gimoti, based on an FDA post-marketing commitment. This trial will be designed to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments, with initiation timing pending additional feedback from the FDA.
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

The Gastrointestinal Market

The health of the GI system has a major effect on an individual’s daily activities and quality of life. A retrospective review published by Gastroenterology estimated that in 2021 a GI diagnosis or symptom led to 14.5 million emergency department visits and 2.9 million hospital admissions in the United States. The annual cost of these GI disorders in 2021 was estimated to be $111.8 billion.

The GI pharmaceutical market in the U.S. has expanded significantly, with 2024 prescription drug spending estimated to be between $22–$28 billion. Growth is driven by biologics for IBD, widespread PPI use, and increased awareness of gastroparesis and motility disorders. Despite affecting millions, upper GI motility disorders have seen limited innovation, leaving a significant unmet need. Gastroparesis, in particular, remains underserved, creating a strong market opportunity. Gimoti is positioned to address this treatment gap, offering an alternative for patients with impaired gastric emptying. With rising demand for GI treatments, we believe our focus on gastroparesis therapy innovation positions us as a key player in this growing market.

GI Motility Disorders

Motility disorders are some of the most common GI disorders. Motility disorders affect the orderly contractions and relaxation of the GI tract which move contents forward and prevent backward egress. This is important in the normal movement of food through the GI tract. Motility disorders are sometimes referred to as functional GI disorders to highlight that many abnormalities in stomach function can occur even when anatomic structures appear normal. Functional GI disorders affect the upper and lower GI tract and include gastroparesis, GERD, functional dyspepsia, constipation and IBS. It has been estimated by the International Foundation for Functional Gastrointestinal Disorders (“IFFGD”) that one in four people in the United States suffer from functional GI disorders, having signs and symptoms such as abdominal pain, nausea, constipation, diarrhea, bloating, decreased appetite, early satiety, swallowing difficulties, heartburn, vomiting and/or fecal incontinence.

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

Gastroparesis in the Hospital Setting

When patients experience a flare of their gastroparesis symptoms that cannot be adequately managed by oral medications, they may be hospitalized for hydration, parenteral nutrition, and correction of abnormal blood glucose or electrolyte levels. In this setting, intravenous metoclopramide is the first line of treatment. Typically, these diabetic patients with gastroparesis symptoms remain in the hospital until they are stabilized and able to be effectively treated with oral metoclopramide. These hospitalizations are costly and expose patients to increased risks, including hospital-acquired infections. The number of patients with gastroparesis that require hospitalization due to their disease is growing, according to a study published in the World Journal of Gastroenterology in 2017. Additionally, the study reported, from 1997 to 2013, total hospitalizations with a primary diagnosis of gastroparesis increased by a factor of six. The mean hospital charges increased by 159% from $13,350 (after inflation) in 1997 to $34,585 per patient in 2013.

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

Etiology

Gastroparesis can be a manifestation of many systemic illnesses, infection, and may arise as a complication of select surgical procedures, or develop due to unknown causes. Any disease inducing neuromuscular dysfunction of the GI tract can result in gastroparesis, with diabetes being one of the leading known causes. In a 2007 study published in Current Gastroenterology Reports, 29% of gastroparesis cases were found in association with diabetes, 13% developed as a complication of surgery and 36% were due to unknown causes. According to the American Neurogastroenterology and Motility Society Task Force on Gastroparesis, up to 4% of the United States (“U.S.”) population experiences symptomatic manifestations of gastroparesis. As the incidence of diabetes rises worldwide, the prevalence of gastroparesis is expected to rise correspondingly.

The most common identified cause of gastroparesis is diabetes mellitus. The underlying mechanism of diabetic gastroparesis is unknown, though it is thought to be related in part to neuropathic changes in the vagus nerve and/or the myenteric plexus. Prolonged elevated serum glucose levels are also associated with vagus nerve damage. The vagus nerve controls the movement of food through the digestive tract and when it is damaged, movement of food through the GI tract may be abnormal. The prevalence of diabetes in the United States is rapidly rising, with the Centers for Disease Control (“CDC”) estimating that one in ten adults currently suffer from the disease. Sedentary lifestyles, poor dietary habits and a consequent rising prevalence of obesity are expected to cause this number to grow substantially. According to a study published in the Journal of Gastrointestinal and Liver Diseases in July 2010, between 25% and 55% of type 1 and 15% and 30% of type 2 diabetics suffer from symptoms associated with the condition and diabetics are 29% of the total gastroparesis population.

A 2023 study published in Neurogastroenterology & Motility states that approximately 36% of gastroparesis patients suffer from idiopathic gastroparesis, which means the cause is unknown. The development of idiopathic gastroparesis is thought to be related to loss of myenteric ganglion cells in the distal large bowel (myenteric hypoganglionosis) and reduction in the interstitial cells of Cajal, which help control contraction of the smooth muscle in the GI tract.

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

Due to the limited availability of FDA-approved treatments for gastroparesis, physicians may resort to using medications “off-label” in an attempt to address individual symptoms experienced by patients. Off-label therapies are pharmaceuticals prescribed by physicians for an unapproved indication or in an unapproved age group, unapproved dose or unapproved form of administration. Examples of drugs used without FDA approval for gastroparesis include erythromycin and Botox® injected via endoscopic procedure directly into the lower gastric sphincter. Previously-approved drugs, such as cisapride and tegaserod, that had been used off-label for gastroparesis symptoms, are no longer commercially available in the United States because of safety concerns. Domperidone has never been approved by FDA but is obtained through certain compounding pharmacies for individual patients under special FDA usage rules.

Our Solution: Gimoti (Metoclopramide) Nasal Spray

Gimoti is a non-oral, pro-motility and anti-emetic treatment that we believe has the potential to significantly improve the standard of care for diabetic gastroparesis patients. With Gimoti being approved for the treatment of diabetic gastroparesis, patients and physicians now have access to an outpatient therapy that can be administered and absorbed even when patients are experiencing delayed gastric emptying or nausea and vomiting.

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

We developed the nasal formulation of metoclopramide to provide our targeted patient population with acute or recurrent symptoms of diabetic gastroparesis with a product that can be systemically delivered as an alternative to the oral or intravenous routes of administration. Nasal delivery is possible because the mucosa of the nasal cavity is a single epithelial cell layer which is well‑vascularized and allows metoclopramide molecules to be transferred directly into the systemic circulation. There is no first pass liver metabolism required prior to onset of action. Since gastroparesis is a disease that halts or slows the movement of the contents of the stomach to the small intestine, oral drug administration is often compromised. The nasal formulation may also provide a predictable and consistent means of delivering metoclopramide to patients with delayed gastric emptying and/or frequent vomiting. Also, unlike the oral tablet formulation of metoclopramide, we believe that Gimoti may be tolerated even when patients are experiencing nausea.

A nasal spray formulation of metoclopramide offers an alternative route of administration for patients with severe symptoms of diabetic gastroparesis receiving the parenteral formulation of metoclopramide. Following hospitalization for intravenous metoclopramide, a nasal spray formulation would also provide a non-oral option for the transition to an outpatient treatment.

Future Clinical Trials

We are evaluating the design of a single dose PK clinical trial of Gimoti, based on an FDA post-marketing commitment. This trial will be designed to characterize the dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments, with initiation timing pending additional feedback from the FDA.

Commercialization

We are commercializing Gimoti in the United States through our partnership with Eversana. Our strategy is to establish Gimoti as the prescription product of choice for diabetic gastroparesis. Gimoti is being marketed to gastroenterologists, internal medicine specialists, primary care physicians and select health care providers. We have engaged Eversana to utilize its internal sales organization, along with additional commercial functions, for market access, marketing, distribution, and other related patient support services.

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

Under the terms of the Eversana Agreement, we maintain ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. We record sales for Gimoti and retain more than 80% of net product profits once the parties’ costs are reimbursed. As of December 31, 2024, there were approximately $75.4 million in unreimbursed commercialization costs under the agreement (“Cumulative Deferred Costs”), to be payable only as net product profits are recognized, or upon certain termination events as described below. Eversana receives reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the FDA approved the Gimoti NDA) to December 31, 2026, unless terminated earlier pursuant to its terms (the “Eversana Amendment”). The Eversana Amendment also increased the percentage of net product profit retained by us and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; if the other party is in breach of certain regulatory compliance representations under the Eversana Agreement; if we discontinue the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters (the “Net Profit Quarterly Termination Right”) beginning with the measurement date of June 30, 2023; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical.

As of December 31, 2024, either party had the right to exercise the Net Profit Quarterly Termination Right (“NPQTR”), which either party could do until March 1, 2025, which is the end of the 60-day period following the end of the quarter. The NPQTR expired unexercised on March 1, 2025.

In the event that we initiate such termination, we shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs (including the Cumulative Deferred Costs) plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana initiates such a termination following a change of control, none of the Cumulative Deferred Costs incurred by Eversana will be due from Evoke. If Eversana terminates the agreement due to an uncured material breach by us, or if we terminate the Eversana Agreement in certain circumstances, including if we exercise the NPQTR, we have agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and other certain costs. In addition, Eversana may terminate the Eversana Agreement if we withdraw Gimoti from the market for more than 90 days. Upon expiration of the agreement, none of the Cumulative Deferred Costs incurred by Eversana will be due from Evoke. Upon expiration or termination of the agreement, we will retain all profits from product sales and assume all corresponding commercialization responsibilities.

In connection with the Eversana Agreement, we and Eversana have entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving credit facility of up to $5.0 million to us upon FDA approval of the Gimoti NDA, as well as certain other customary conditions. The Eversana Credit Facility terminates on December 31, 2026, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of our personal property other than our intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person. Each loan under the Eversana Credit Facility bears interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In June 2020, we borrowed $2.0 million and in December 2020 we borrowed the remaining $3.0 million under the Eversana Credit Facility.

We may prepay any amounts borrowed under the Eversana Credit Facility at any time without penalty or premium. The maturity date of all amounts, including interest, borrowed under the Eversana Credit Facility will be 90 days after the expiration or earlier termination of the Eversana Agreement. The Eversana Credit Facility also includes events of default, the occurrence and continuation of which provide Eversana with the right to exercise remedies against us and the collateral securing the loans under the Eversana Credit Facility, including our cash and cash equivalents. These events of default include, among other things, our failure to pay any amounts due under the Eversana Credit Facility, an uncured material breach of the representations, warranties and other obligations under the Eversana Credit Facility, the occurrence of insolvency events and the occurrence of a change in control.

Gimoti Product Launch

The U.S. launch of Gimoti occurred in October 2020 through our commercial partner Eversana and its specialty pharmacy services. In February 2022, Eversana transitioned these services to vitaCare Prescription Services (“vitaCare”), a technology and services platform that helps physicians electronically prescribe Gimoti and helps patients navigate key access and adherence barriers for brand medications, and Thrifty White, a leading specialty pharmacy. Starting in July 2022, vitaCare, which was acquired by GoodRx.com, became the sole prescription intake system used for Gimoti. GoodRx then wound down vitaCare’s operations and as of November 2023, Gimoti pharmacy services were transitioned to ASPN Pharmacy (“ASPN”). The purpose of this transition was to improve the approval of out-of-network prescription volume that was increasing across the platform. Although the transition initially created some slowing in managing patients and filling prescriptions, ASPN is now processing inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers. We believe the ASPN platform offers a seamless path for filling a prescription, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors.

The commercial strategy has focused on educating targeted healthcare professionals (“HCPs”), that are predominately gastroenterologists, about the clinical benefits of Gimoti. To date, the majority of prescriptions that have been enrolled in our patient reimbursement and distribution system have come from gastroenterologists. As of December 31, 2024, Eversana had 27 Gimoti dedicated sales representatives located throughout the U.S. In addition to the field sales team, Eversana telemarketing representatives field inbound calls and contact targeted physicians outside of the currently covered geographies. Sales representatives are communicating the benefits of Gimoti to HCPs, and ASPN Pharmacy manages prescription fulfillment. Gimoti is also being promoted through social media and digital promotion through patient support groups and other online resources.

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

Manufacturer Support/Co-pay Program

The ASPN prescription program offers benefits verification support and provides co-pay assistance to eligible patients. Co-pay assistance is available to commercially insured and cash paying patients and varies in amount based on the patient’s insurance plan. Government insured patients are not eligible for co-pay assistance due to legal restrictions.

Market Research

During June 2022, Eversana conducted an Awareness, Trial, and Usage (“ATU”) study, a quantitative survey to measure HCP awareness, trial, and product usage, for Gimoti. Responses from 142 HCPs were captured in June 2022. Survey respondents were split into the following groups: target gastroenterologists (n = 65); non-targeted gastroenterologists (n = 21); target PCPs (n = 20); and gastroenterologist-affiliated PAs/NPs (n = 36).

Key findings for the ATU study to measure HCP awareness, trial and product usage for Gimoti show that overall, 87% of all respondents indicated an intent to prescribe Gimoti. This includes 88% of target gastroenterologists, 86% of non-targeted gastroenterologists, 80% of target PCPs, and 92% of gastroenterologist-affiliated PAs/NPs.

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

Gimoti scored better or equal on all treatment experience measurements (symptom improvements, side effects, ease of taking medication) than all other comparators (oral metoclopramide, liquid metoclopramide, domperidone and prucalopride).

•
Gimoti 4.6 out of 7 for symptom improvement
•
Gimoti 4.1 out of 7 for side effects
•
Gimoti 5.0 out of 7 for ease of taking medication

Gimoti scored better in treating nausea and abdominal pain than all other comparators (oral metoclopramide, liquid metoclopramide, domperidone and prucalopride). Gimoti was the only product for which all respondents reported symptom improvement. In contrast, approximately 23% to 32% of respondents reported “no symptom improvement" with oral metoclopramide, liquid metoclopramide, domperidone or prucalopride.

In October 2024, we announced the presentation of data studying diabetic gastroparesis patients using GLP-1 receptor agonists and also using Gimoti (metoclopramide nasal spray) at the American College of Gastroenterology 2024 Annual Meeting. The real-world retrospective study evaluated the impact of Gimoti in patients with DGP who were concurrently using GLP-1 receptor agonists. The study compared healthcare resource utilization (“HRU”) between patients using Gimoti (metoclopramide nasal spray (“NMCP”)) and those using oral metoclopramide (“OMCP”), specifically focusing on individuals with a prior GLP-1 prescription. Adult patients with a DGP diagnosis and at least 6 months of data pre- and post-index (treatment initiation), continuous data were included. Significant reductions in both all-cause and gastroparesis-related office and emergency room visits were observed in patients currently taking GLP-1 medications who were treated with Gimoti versus oral metoclopramide.

Key Study Findings Presented at American College of Gastroenterology 2024 included-

•
Patients with prior GLP-1 history had numerically reduced HRU after taking NMCP.
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
o
All-cause clinic, outpatient, and inpatient visits showed similar outcomes favoring NMCP vs. OMCP.
o
In DGP patients with a prior claim for GLP-1, NMCP use was associated with numerically reduced all-cause and DGP-related HRU compared to pre-treatment utilization and OMCP treated controls.

Comparison of Healthcare Resource Utilization in GLP-1 Agonist Patients with DGP
Mean Number of Visits Over 6 Months
1.2
1.0
0.8
0.6
0.4
0.2
0.0
*
*
*
OMCP
NMCP
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

A separate post-hoc analysis reviewed safety data from a female subgroup enrolled in a previous Phase 3 study, which subgroup included 36 women using GLP-1 drugs during the 28-day study. These patients had an average age of 51.4 years, with 67% identifying as Caucasian and 33% as Black. Among these, 13 were treated with Gimoti and 23 with placebo. The majority (94%) of the participants completed the study, with no serious adverse events reported in either group.

Manufacturing

We do not own or operate manufacturing facilities for the production of Gimoti, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our product development and clinical trials. We currently use a third-party consultant, who we engage on an as-needed, hourly basis, to manage product development and manufacturing contractors.

In November 2017, we entered into a Manufacturing Services Agreement with Patheon UK Limited (“Patheon”), a wholly-owned subsidiary of Thermo Fisher, Inc., pursuant to which Patheon has agreed to manufacture commercial quantities of Gimoti. Under the terms of the agreement, we are required to purchase a certain percentage of our requirements for our Gimoti product intended for commercial sale, provided certain terms and conditions are met. The initial term of the agreement commenced in November 2017 and will continue in effect until December 31, 2025. This initial term shall be automatically renewed for additional one-year terms, unless either party provides written notice of its intention to terminate the agreement upon notice within a specified time prior to the end of the then current term. Either party may terminate the agreement effective immediately upon written notice to the other in the event that (i) the other party dissolves, is declared insolvent or bankrupt by a court of competent jurisdiction, (ii) a voluntary petition of bankruptcy is filed in any court of competent jurisdiction, or (iii) the agreement is assigned for the benefit of creditors. We may terminate the agreement upon specified prior written notice if any governmental or regulatory authority, including, but not limited to, FDA, takes any action, or raises any objection, that prevents us from importing, exporting, purchasing, or selling Gimoti. Patheon or we may terminate the agreement upon specified prior written notice to the other party if Patheon or we, as applicable, assigns any of our rights under the agreement to an assignee that is (i) not a credit worthy substitute for the assigning party; or (ii) a competitor of assigning party. Moreover, either party may terminate the agreement upon written notice to the other party where the other party has failed to remedy a material breach of any of its representations, warranties, or other obligations under the agreement within a specified period of time following receipt of a written notice of the breach, subject to specified terms and conditions.

In May 2016, we entered into a Master Supply Agreement with Cosma S.p.A. (“Cosma”), pursuant to which Cosma will be the exclusive commercial supplier of metoclopramide for the manufacture of Gimoti. Under the supply agreement, Cosma will supply metoclopramide pursuant to purchase orders which we may deliver to Cosma from time to time, and there is no minimum supply requirement. In the event Cosma discontinues supply of metoclopramide for any reason, including by reason of a force majeure event, or materially changes the metoclopramide specifications, then we may require Cosma to supply up to a two years’ supply of the metoclopramide based on our purchase orders over the preceding two years. The term of the supply agreement is three years, which term shall be automatically extended (1) for an additional period equivalent to the time elapsing from May 2016 to the date of the first commercial launch of Gimoti and (2) for successive one-year periods thereafter, unless terminated earlier. Either party may terminate the supply agreement on 180 days’ written notice to the other party or on a 30 days’ written notice to the other party for such party’s material uncured breach.

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

Gastroparesis Treatment Development Pipeline

Product	Class	Route	Company	Status
Tradipitant	Neurokinin-1 (NK-1) receptor antagonist	Oral	Vanda	Complete Response
Deudomperidone (CIN-102)	Dopamine 2/3 antagonist	Oral	CinRx	Phase 2
PCS12852	5-HT4 receptor agonist	Oral	Processa	Phase 2
Naronapride	5-HT4 receptor agonist	Oral	Renexxion	Phase 2

Tradipitant is a NK-1 antagonist that has been tested in various other indications by Vanda Pharmaceuticals Inc. A Phase 3 clinical trial completed enrollment in the second half of 2021, and, in February 2022, Vanda reported that the trial did not meet its primary endpoint. Although the Phase 3 trial did not meet its primary endpoint, Vanda submitted an NDA for tradipitant for the treatment of gastroparesis. In September 2024, Vanda reported that it received a Complete Response Letter from the FDA denying approval of the application but would continue to pursue approval of tradipitant.

CIN-102 is a dopamine D2/D3 receptor antagonist that is a deuterated version of domperidone being developed by CinRx to treat gastroparesis. Domperidone is a molecule approved outside the U.S. to treat dyspepsia and nausea, but has never received FDA approval due in part to its cardiovascular safety concerns around QT prolongation. A Phase 2 trial (N=60) was initiated with an estimated completion date of March 2021. As of March 13, 2025, no results have been reported. In January 2022, CinRx reported a cardiac safety trial was successfully completed, and in April 2023 announced the start of a 12-week, Phase 2 study in 400 patients with diabetic gastroparesis.

PCS12852 is a 5-HT4 reception agonist. A Phase 2a (N=25) trial has been completed and Processa Pharmaceuticals announced positive results in December 2022. Processa has indicated it is finalizing the development plan for PCS12852 and is exploring licensing, partnering an/or collaborating opportunities.

Naronapride is a 5-HT4 receptor agonist. In June 2024, Renexxion announced the opening of enrollment for a Phase 2 U.S.trial enrolling 320 patients. Primary results are scheduled to be delivered in mid-2025.

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

Patent Portfolio

Our patent portfolio consists of patents and patent applications, including the following U.S. patents and patent applications as of December 31, 2024:

•
U.S. Patents 8,334,281; 11,020,361; 11,628,150; and 11,813,231 - Nasal Formulations of Metoclopramide. These patents are expected to expire no earlier than 2030, 2029, 2029, and 2029 respectively, and claim common priority with two pending US continuation applications (17/366,818 and 17/366,839), each of which, once granted, would be expected to expire no earlier than 2029. These four patents are listed in the FDA's list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book; ; US continuation applications 17/366,818 and 17/366,839, once granted, will also be Orange Book listable.
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

We have also been granted one European patent and two Canadian patents for pharmaceutical compositions comprising metoclopramide. These patents are expected to expire no earlier than 2029. We have also been granted European, Japanese, Russian and Mexican patents for the use of intranasal metoclopramide for treating diabetic gastroparesis in human females. These patents are expected to expire no earlier than 2032. Two additional PCT patent applications have been filed and which are related to more recent clinical trial findings; if granted, these would be expected to expire no earlier than 2043.

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

Other Intellectual Property Rights

We currently have registered trademarks for EVOKE PHARMA and for Gimoti in the United States.

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

Government Regulation

FDA Regulations

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act (“FFDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products.

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
•
submission to FDA of an Investigational New Drug Application (“IND”) for human clinical testing which must become effective before human clinical trials may begin in the United States;
•
approval by an independent institutional review board (“IRB”) at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug product for each intended use;
•
satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with FDA current good manufacturing practices (“cGMP”) regulations, including, for devices and device components, those currently set forth in the FDA's Quality System Regulation (“QSR”), and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity, and satisfactory completion of potential inspections of select clinical trial sites to assure compliance with GCP;

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

The results of product development, including results from pre-clinical studies and clinical trials are submitted to FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls (“CMC”), and proposed labeling, among other things.

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

Before approving an NDA, FDA may inspect the facility or facilities where the product is manufactured. FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements before approving an NDA.

After FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. FDA may also require one or more Phase 4 post- market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Post-Approval Requirements

Once an NDA is approved, the product will be subject to pervasive and continuing regulation by FDA, including, among other things, requirements relating to drug/device listing, record keeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. FDA may also require post-approval studies and clinical trials if FDA finds that scientific data, including information regarding related drugs, deem such studies appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with FDA and state agencies and are subject to periodic unannounced inspections by FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The distribution of prescription pharmaceutical products is also subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution, including a drug pedigree which tracks the distribution of prescription drugs.

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

To the extent that a Section 505(b)(2) NDA relies on studies conducted for a previously approved drug product, the applicant is required to certify to FDA concerning any patents listed for the approved product in FDA Orange Book. FDA Orange Book is where patents associated with an FDA-approved product are listed. Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. If the applicant does not challenge the listed patents through a Paragraph IV certification, the Section 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) NDA application also will not be accepted or approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in the Orange Book for the referenced product has expired.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Government Drug Price Reporting

Medicaid is a joint federal and state program for low‑income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (“MDRP”), as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we have entered into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B‑eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs (“VA”), Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”), for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

Healthcare Reform

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act (“ACA”), which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, was signed into law and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; expanded manufacturer Medicaid rebate liability to include utilization by beneficiaries enrolled in Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected; and increased the number of entities eligible for discounts under the 340B program. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA.

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

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services (“CMS”) has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase disclosure, and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data Privacy and Security

We are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”), and the European Union General Data Protection Regulation (the “GDPR”) govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

As of December 31, 2024, we had three full-time employees and several consultants in the regulatory, clinical, manufacturing and finance areas. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

About Evoke

We were incorporated under the laws of the state of Delaware in January 2007. Our principal executive offices are located at 420 Stevens Avenue, Suite 230, Solana Beach, California 92075, and our telephone number is (858) 345-1494.

Financial Information about Segments

We have one operating segment, which is the development and commercialization of pharmaceutical products. See Note 7. Segments to our financial statements included in this Annual Report on Form 10-K for information regarding our development and commercialization of pharmaceutical products segment. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those financial statements and related notes.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make available copies of these reports, free of charge, on our website at www.evokepharma.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

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
•
our ability to successfully conduct a post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, including the risk that FDA may disagree with the design of the clinical trial;
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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2024, we and Eversana each have the right to exercise the NPQTR and terminate the Eversana Agreement, which right either party may exercise for a 60-day period following the end of the quarter. We and Eversana will continue to have the option to exercise the NPQTR for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. We currently have no intent to terminate the Eversana Agreement. If Eversana exercises the NPQTR, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. In addition, we would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but we believe they would be substantial. If Eversana were to exercise the NPQTR in the near term, we believe, based on our current operating plans, that our cash and cash equivalents as of December 31, 2024 of approximately $13.6 million, plus cash flows from net sales of Gimoti, would be sufficient to fund our operations into the first quarter of 2026. This period could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate that we will be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that we will be able to raise additional funds on acceptable terms, or at all. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing, successfully commercialize Gimoti or identify and execute on other commercialization or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Our estimates of the amount of cash necessary to fund our activities may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

•
the commercial success of Gimoti;
•
the repayment of the outstanding principal and interest under the Eversana Credit Facility, approximately $7.1 million as of December 31, 2024, to be payable if we or Eversana exercise the NPQTR, or upon other certain termination events;
•
the repayment of unreimbursed commercialization costs to Eversana, approximately $75.4 million as of December 31, 2024, to be payable only as net product profits are recognized, or upon certain termination events that are in our control;
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

We are authorized to issue up to 100,000,000 shares of common stock. As of December 31, 2024, we had 1,486,009 shares of common stock outstanding and have reserved an aggregate of 464,508 shares of common stock for issuance under our equity incentive award plan and employee stock purchase plan.

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

The results of the market research studies may not predict prescribing trends by doctors or acceptance by patients and are not intended to reflect or imply actual prescriptions or sales to date.

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
•
a facility manufacturing Gimoti, or any of its components, being ordered by FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of FDA’s current Good Manufacturing

Practices, or other applicable requirements, or infections or cross-contamination of a product candidate in the manufacturing process;
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

Product development costs will increase if we need to perform more or larger clinical trials than planned. For example, in connection with FDA’s approval of Gimoti, we committed to conduct a PK trial to characterize dose proportionality of a lower dose strength compared to the current 15 mg dose strength and complete the trial by September 2022. However, due to discussions with the FDA regarding trial design and difficulties caused by the COVID-19 pandemic at the time, we were unable to conduct the trial within the agreed-upon timeline. The timing of initiation of this trial is uncertain and is pending additional feedback from the FDA. Any failure by us to comply with reporting requirements applicable to this or any other post-marketing commitment could have negative consequences on us.

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

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns prevent FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even though FDA has approved Gimoti for the relief of symptoms in adults with acute and recurrent diabetic gastroparesis, we will remain subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for Gimoti or any future product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the approved labeling for Gimoti includes a boxed warning regarding the risks of tardive dyskinesia associated with metoclopramide, the active ingredient in Gimoti. FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record keeping for Gimoti are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices, or cGMPs, and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

As of December 31, 2024, we had three full-time employees and, as a result, we rely on outsourcing arrangements with third-party vendors for a significant portion of our activities, including commercial sales and marketing, data analysis, assistance with regulatory discussions, manufacturing, and the functions required of being a public company. Any failure of our third-party vendors to continue their support could adversely affect our ability to commercialize Gimoti.

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

Any performance failure on the part of our third-party manufacturers could delay commercialization and we may be required to replace such manufacturers, and we may be unable to replace them on a timely basis or at all. Further, our third-party manufacturers may experience manufacturing difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health emergencies. If our third-party manufacturers were to encounter any manufacturing difficulties or delays due to these factors, our ability to provide Gimoti for treatment of patients would be jeopardized.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and commercial personnel. We are highly dependent upon our senior management team composed of three individuals: Matthew J. D’Onofrio, our Chief Executive Officer, Mark Kowieski, our Chief Financial Officer, and Marilyn Carlson, D.M.D., M.D., our Chief Medical Officer. The loss of services of any of these individuals could delay or prevent the successful commercialization of Gimoti.

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

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (“MDRP”), as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we have entered into an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”), for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”), and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to

HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs (“VA”), Federal Supply Schedule (“FSS”), pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”), for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was signed into law. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA, among other things, increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively; modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted, or injected; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, and increased the number of entities eligible for discounts under the 340B program.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA.

There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, FDA and Federal Trade Commission, or FTC, have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act (the “CREATES Act”) was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. During 2021, we received a request for samples of Gimoti and we provided the requested samples in compliance with the requirements of the CREATES Act. No requests for Gimoti samples were received under the CREATES Act in 2022.

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

The cost of prescription pharmaceuticals in the United States has been the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of those provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product.

Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price increase disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

We place considerable importance on obtaining patent protection for new technologies, products and processes because our commercial success will depend, in large part, on obtaining patent protection for new technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing our patents against third-party competitors. To that end, we have acquired and will file applications for patents covering formulations containing Gimoti and uses thereof or our proprietary processes as well as other intellectual property important to our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. In recent years patent rights have been the subject of significant litigation, in particular due to inter partes review, introduced by the America Invents Act of 2012, which allows for quicker patent challenges decided by the U.S. Patent and Trademark Office’s (“USPTO”) Patent Trial and Appeal Board rather than a lay jury. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our predecessors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our predecessors were the first to file for patent protection of such inventions One or more of these factors could possibly result in findings of invalidity or unenforceability of one or more of the patents we own.

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

The patent rights we own covering Gimoti are directed to specific methods of its active ingredient: metoclopramide hydrochloride. As a result, our ability to prevent others from marketing products related to Gimoti may be limited by the lack of patent protection for the active ingredient itself and other metoclopramide formulations may be developed by competitors. No patent protection is available for metoclopramide itself. As a result, competitors who develop and receive required regulatory approval for competing products using the same active ingredient as Gimoti may market their competing products so long as they do not infringe any of the method or formulation patents owned by us.

Third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement, and we can offer no assurance that our efforts we will be successful, in which case our business may be materially and adversely affected.

For example, in 2022 we received a Paragraph IV certification notice letter from Teva Pharmaceuticals, Inc. (“Teva”), indicating that it has submitted to the FDA an abbreviated new drug application (“ANDA”), seeking approval to manufacture and sell a generic version of Gimoti (metoclopramide hydrochloride) nasal spray equivalent 15 mg base/spray prior to the expiration of two of our Orange Book-listed patents protecting Gimoti. In an ANDA, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patent or that such patent is invalid is known as a Paragraph IV certification. The Teva ANDA initially contained a Paragraph IV certification with respect to two of our patents covering Gimoti: U.S. Patent Nos. 8,334,281, expiration date May 16, 2030, and 11,020,361, expiration date December 22, 2029. We initiated a patent infringement lawsuit against Teva (Civil Action No. 1:22-cv-02019) to defend our intellectual property rights protecting Gimoti. After we initiated litigation, Teva converted to a Paragraph III certification, which prevents FDA from approving Teva’s ANDA until after the latest expiring patent expires in 2030. Consequently, the litigation against Teva has been dismissed. In addition, no future ANDA filer will be eligible to receive 180-day generic exclusivity for an ANDA that references Gimoti. This regulatory pathway is typically highly sought after by generic firms.

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
•
third parties may initiate opposition, reexamination, post grant review, or inter parties review proceedings challenging the validity or scope of our patent rights, requiring us to participate in such proceedings to defend the validity and scope of our patents;
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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we will not be involved in interference, opposition, reexamination, post grant review, inter parties review, or invalidity proceedings before U.S. or foreign patent offices.

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

In addition, on June 1, 2023, the European Union Patent Package (EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patents, and patent applications if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and our product candidates due to increased competition and, resultantly, on our business, financial condition, results of operations and prospects. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2024, we and Eversana each have the right to exercise the NPQTR and terminate the Eversana Agreement, which right either party may exercise for a 60-day period following the end of the quarter. We and Eversana will continue to have the option to exercise this termination right for the 60-day period following the end of future quarters so long as the net profit under the agreement remains negative for consecutive quarters. We currently have no intent to terminate the Eversana Agreement. If Eversana exercises the NPQTR, the outstanding principal and interest under the Eversana Credit Facility would be due within 90 days after the effective date of such termination. If Eversana were to exercise the Net Profit Quarterly Termination Right in the near term, we believe, based on our current operating plans, that our cash and cash equivalents as of December 31, 2024 of approximately $13.6 million, plus cash flows from net sales of Gimoti, would be sufficient to fund our operations into the first quarter of 2026. The Company would need to establish a commercial infrastructure in order to continue distributing Gimoti, and the timing and costs associated with this are not clear, but the Company believes they would be substantial, so this period could be shortened.

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

We have incurred significant operating losses since we were founded in 2007 and expect to incur significant losses for the next several years primarily related to funding commercialization activities for Gimoti, manufacturing commercial batches of Gimoti, and conducting the post-marketing commitment PK clinical trial of Gimoti. Our net loss for the year ended December 31, 2024 was approximately $5.4 million. As of December 31, 2024, we had an accumulated deficit of approximately $128.8 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses, especially since we became a public company in September 2013. In the future, we intend to continue the commercial activities for Gimoti, including manufacturing commercial batches, conduct the post-marketing commitment PK clinical trial and any additional development activities should we seek additional indications, maintain, expand and protect our intellectual property portfolio and continue to fund general and administrative expenses and costs of being a public company. These costs will likely result in our incurring further significant losses until net sales from Gimoti exceed such costs, if ever.

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

We may seek additional funding through collaboration agreements, public or private equity financings, debt financings or receivables financings. For example, in February 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd. (collectively, the “Underwriters”), relating to the issuance and sale of 427,886 common stock units (the “Common Stock Units”) at a public offering price of $8.16 per Common Stock Unit and, to certain investors, 491,221 pre-funded warrant units (the “PFW Units”) at a public offering price of $8.1588 per PFW Unit (the “February 2024 Offering”). Each Common Stock Unit consisted of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consisted of (i) a pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrants”), (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. The Company also issued warrants to the Underwriters to purchase up to 45,955 shares of common stock, equal to 5% of the securities sold in the February 2024 Offering (the “Representatives’ Warrants”). The Series A Warrants are fully exercisable and recognized as a freestanding instrument. In accordance with the terms and provisions of the Series C Warrants, the Series C Warrants are not exercisable, in part or in whole, at any time unless the Series B Warrants have been exercised. If Series B Warrants were not exercised before November 13, 2024, the corresponding Series C Warrants were no longer deemed outstanding and cannot be exercised. Net cash proceeds from the February 2024 Offering was $6.2 million after deducting underwriter and offering expenses.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $110.8 million and $55.8 million, respectively, and federal and state research and development credits of approximately $2.4 million and $1.5 million, respectively, which could be limited if we experience an “ownership change.” Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year

2018 and beyond do not expire, but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

We may not receive any additional funds upon the exercise of the Common Warrants.

Each Common Warrant may be exercised by way of a cashless exercise if at the time of exercise hereof there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of our common stock issuable upon exercise of the Common Warrants to the holder.

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

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and, following a hearing before the Nasdaq Hearings Panel (the “Panel”), and several quarters in which we demonstrated continued compliance with the Minimum Stockholders’ Equity Requirements, we were notified on June 4, 2024, that the Panel determined that we had regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

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

On August 15, 2024, we received a letter from Nasdaq stating we had regained compliance with the Minimum Bid Price Requirement and the minimum bid price matter was closed.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

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

Cybersecurity Governance

Our board of directors (“Board”) considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the audit committee of the Board (the “Audit Committee”). The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

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

Our management team, including our Chief Executive Officer and Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our management team’s experience includes decades of experience in overseeing operations, including information technology functions, in the public company environment.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external consultants engaged by us; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

We occupy approximately 1,500 square feet of office space in Solana Beach, California under a lease that we entered into in October 2024. We believe that our facility is adequate to meet our needs and that, if necessary, additional space can be leased to accommodate any future growth on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “EVOK.”

Holders of Common Stock

As of February 28, 2025, there were nine holders of record of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In January 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5.0 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020, we borrowed $5.0 million under the Eversana Credit Facility, which expires on December 31, 2026, unless terminated earlier pursuant to its terms. As of December 31, 2024, there were approximately $75.4 million in cumulative unreimbursed commercialization costs under the Eversana Agreement, to be payable as net product profits are recognized or upon certain termination events.

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

As of December 31, 2024, we had cash and cash equivalents of approximately $13.6 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. Our operations have consumed substantial amounts of cash since inception. If Eversana were to exercise the NPQTR in the near term, we believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2024 of approximately $13.6 million, plus cash flows from net sales of Gimoti, would be sufficient to fund our operations into the first quarter of 2026. This period could be shortened if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Nasdaq Listing and Reverse Stock Split

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and, following a hearing before the Nasdaq Hearings Panel (the “Panel”), and several quarters in which we demonstrated continued compliance with the Minimum Stockholders’ Equity Requirements, we were notified on June 4, 2024, that the Panel determined that we had regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

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

On August 15, 2024, we received a letter from Nasdaq stating we had regained compliance with the Minimum Bid Price Requirement and the minimum bid price matter was closed.

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

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods in an amount that reflects the consideration we expect to receive in exchange for the goods provided. Customer control is determined upon the customer’s physical receipt of the product. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: identify the contracts with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) it satisfies a performance obligation. At contract inception, we assess the goods promised within each contract and determine those that are performance obligations and assess whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the customer obtains control of the product.

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

We also make estimates about co-pay assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-pay assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other revenue metrics continue to increase. Net product sales during the year ended December 31, 2024 were approximately $10.2 million compared to net product sales of approximately $5.2 million during the year ended December 31, 2023, an increase of approximately 97.8%. In November 2023, we transitioned our Gimoti pharmacy services to ASPN Pharmacy (ASPN). The purpose of this transition was to improve the approval of the out-of-network prescriptions that were increasing across our prior platform. Although the transition initially created some slowing in managing patients and filling prescriptions, ASPN is now processing inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers. The ASPN platform offers a seamless path for filling a prescription, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. In addition to the ASPN transition, we added several new pharmacies to our pharmacy platform during the year ended December 31, 2024, which has allowed for better insurance coverages due to geographic restrictions for filling prescriptions. Adding pharmacies has also added redundancy and capacity to fill prescriptions and reduced reliance on having a single pharmacy partner. ASPN is now processing inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers, and reduced reliance on savings programs.

There were approximately 6,478 new inbound prescriptions into our reimbursement centers during the year ended December 31, 2024, a 22% increase compared to the prior year, which has also led to a 72% increase in fills. Patients who have an opportunity to refill the product (that is, patients who have completed their current supply and have additional refills on their prescription) received a refill approximately 67% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, we grew the prescribers base by 46% during the year ended December 31, 2024.

The ASPN team accesses the Medicare and Medicaid systems and other commercial insurer platforms to facilitate product reimbursement submissions for patients seeking treatment. For the year ended December 31, 2024, these government programs made up approximately 32.9% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through December 31, 2024, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist.

The feedback from the sales organization continues to be positive with regard to physician interest. We believe the sales force continues to establish itself as a strong GI motility commercial organization in the U.S. with growing influence and connections to the GI community. We continue to make headway with GI groups as we establish our sales process and prescription assistance processes at offices on our target call list. We believe this is ultimately leading to more prescriptions once the offices are familiar with the specialty pharmacy systems and ASPN. Furthermore, from our experience, it appears that, within larger gastroenterology teams, once the first physician adopts the use of Gimoti, it has led other physicians within the same practice to begin prescribing Gimoti as well.

Key Opinion Leaders (“KOLs”) are actively presenting data regarding the safety profile for Gimoti. Data presented at the May 2024 Digestive Disease Week indicated a far lower incidence of tardive dyskinesia (“TD”) than previously published. This retrospective data was generated from a US based database with over 270 million patient lives. The outcome showed a 0.1% incidence of TD for gastroparesis patients taking any form of metoclopramide for any diagnosis.

At the May 2023 Digestive Disease Week conference, a head-to-head (oral v. nasal metoclopramide), real world evidence data in 514 patients was presented. Compared to patients in the oral metoclopramide cohort, patients taking Gimoti experienced fewer visits to a physician’s office and emergency room (60% reduction), and had fewer inpatient admissions (68% reduction) compared to oral metoclopramide. This was elevated to the top plenary presentation for the conference by the gastroenterology selection committee for the conference. To our knowledge, this study is the first such head-to-head data ever to be presented regarding the product and a clear support for improved outcomes for patients using Gimoti. This data was further validated in October 2023 at the American College of Gastroenterology conference, when the related cost data showed a $15,000 savings for those patients taking Gimoti compared to oral metoclopramide over the six-month index period. This data was also elevated to the plenary presentation by the American College of Gastroenterology selection committee. In October 2024 during the American College of Gastroenterology (ACG) meeting, additional data related to the comparative study between Gimoti and oral metoclopramide showed a similar benefit for persons also taking GLP-1 treatments. This continues to be an area of interest for gastroenterologists who are more frequently seeing patients with delayed gastric emptying accompanying GLP-1 therapy. These data have recently been provided, or are being prepared for our commercialization field force to inform physicians and payers of the potential benefits seen in these real-world trials.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. We are in discussion with the FDA related to the design, for an FDA post-marketing commitment single dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dosage strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Other selling, general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors’ and officers’ liability insurance premiums. We expect that selling, general and administrative expenses will increase in the future as we continue to progress with the commercialization of Gimoti and we reimburse Eversana from the net product profits attained from the sales of Gimoti.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

In accordance with ASC 606, we recognize revenue when a customer obtains control of promised goods in an amount that reflects the consideration we expect to receive in exchange for the goods provided. Customer control is determined upon the customer’s physical receipt of the product.

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

We also make estimates about co-pay assistance to commercially insured patients meeting certain eligibility requirements, as well as to uninsured patients. Co-pay assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net product sales	$10,249,415	$5,180,630	$5,068,785	98%
Cost of goods sold	$356,531	$201,879	$154,652	77%
Research and development expenses	$16,322	$181,907	$(165,585)	-91%
Selling, general and administrative expenses	$15,080,699	$12,227,735	$2,852,964	23%

Net Product Sales. Net product sales for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by approximately $5.1 million. The increase in product sales during 2024 is due to increased conversion rate due to the expanded pharmacy network, a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption, and patients re-filling at a higher rate than the prior year.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by approximately $0.2 million. The increase in cost of goods sold during 2024 is primarily due to an increase in stability costs due to additional commercial product batches completing stability testing, along with an overall increase in sales.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 decreased by approximately $0.2 million primarily due to stability testing costs incurred in 2023 on a pre-commercial product batch with no such costs incurred in 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by approximately $2.9 million, primarily due to an increase of $4.4 million in marketing and Eversana profit sharing amount as a direct result of an increase in net product sales. These increases were partially offset by decreases of $1.1 million in wages, taxes, and employee insurance, including a $0.4 million decrease in stock-based compensation expense, and $0.5 million for legal, accounting, directors and officers liability insurance and other costs associated with being a public company.

Liquidity and Capital Resources

Since our inception in 2007, we have funded our operations primarily from the sale of equity securities and borrowings under loan and security agreements.

In connection with the Eversana Agreement, we entered into the Eversana Credit Facility, pursuant to which Eversana agreed to provide a revolving credit facility of up to $5.0 million to us upon FDA approval of the Gimoti NDA, as well as certain other customary conditions. The Eversana Credit Facility terminates on December 31, 2026, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of our personal property other than our intellectual property. Under the terms of the Eversana Credit Facility, we cannot grant an interest in our intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020, we borrowed $5.0 million from the Eversana Credit Facility.

As of December 31, 2024, we had approximately $13.6 million in cash and cash equivalents. We anticipate that we will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support our operations. Both we and Eversana may terminate the commercial services agreement (as described in Note 5 – Commercial Services and Loan Agreements with Eversana), pursuant to the NPQTR (as defined in Note 5); however, we have no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement (as described in Note 5) would also be terminated and we would be responsible for repaying the principal and accrued interest on the loan, which was $7.1 million as of December 31, 2024, within 90 days of the effective date of the termination. In addition, we would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but we believe they would be substantial. As a result, management believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

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

As discussed in Note 4 – Stockholders’ Equity, during March, June and September 2024, we amended certain warrant agreements with our Series B and Series C warrant holders (the “Warrant Amendments”). Pursuant to the Warrant Amendments to the extend a warrant holder exercised their Series B warrants prior to their respective exercise deadlines, as defined in the amendment documents (the “Amendment Exercise Deadline”), the holders corresponding Series C Warrants vested and became exercisable for the lesser of (i) three times the number of Series B Warrants exercised by the holder and (ii) the total number of Series C Warrants outstanding to the holder. Following each Amendment Exercise Deadline, if such holder exercised any remaining Series B Warrants, the remaining Series C Warrants, if any, vested and became exercisable on a one-for-one basis as to the same number of Series B Warrants exercised. The Warrant Amendments allowed a holder to elect to receive Pre-Funded Warrants upon exercise of Series B Warrants and Series C Warrants in lieu of shares of the our common stock, at a purchase price of $8.1588 per warrant exercised and an exercise price of $0.0012 per Pre-Funded Warrant. Net cash proceeds from the March, June and September 2024 Warrant Amendment were $1.2 million, $0.3 million and $0.4 million, respectively, after deducting underwriter commissions and offering expenses. The Series B Warrants expired on November 13, 2024, which was nine months from the date of issuance. The Series C Warrants also expired on November 13, 2024, provided that to the extent and in proportion to a holder of the Series C Warrants exercising its corresponding Series B Warrants included in the applicable unit, such Series C Warrant will expire on February 13, 2029.

In September 2024, we entered into an amendment with certain holders of our Series A Warrants, Series B Warrants and Series C Warrants (the “September 2024 Exercise Price Warrant Amendment”), pursuant to which such holders agreed to pay $3.99 per Series A Warrant or Series C Warrant to reduce the exercise price of the Series A Warrants and Series C Warrants from $8.16 to $0.01. To the extent the holder did not elect to modify all outstanding Series A Warrants and Series C Warrants, the remaining Series A Warrants and Series C Warrants held by each holder retained an exercise price of $8.16 per Series A Warrant or Series C Warrant. Net proceeds from the September 2024 Exercise Price Warrant Amendment were approximately $2.5 million.

Capital Resource Requirements

On October 16, 2024, we entered into the Seventh Amendment to our existing office lease agreement. The Seventh Amendment extends the term of the lease from October 31, 2024 to March 31, 2027. The Seventh Amendment provides for an initial monthly base rent of approximately $6,500, with stated escalation clauses each November first through the lease term. We are also responsible for common area maintenance costs associated with the leased space.

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

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
Net cash used in operating activities	$(5,458,742)	$(4,984,977)	$(473,765)
Net cash provided by (used in) financing activities	$14,315,916	$(119,296)	$14,435,212
Net increase (decrease) in cash and cash equivalents	$8,857,174	$(5,104,273)	$13,961,447

Operating Activities. The primary use of our cash has been to fund our commercial sales and manufacturing of Gimoti and other general operations. The cash used in operating activities during the years ended December 31, 2024 and 2023 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities during the remainder of 2025 will be in-line with cash used during similar periods in 2024 because growing sales are expected to offset commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the year ended December 31, 2024, cash provided by financing activities was $14.3 million primarily due to the sale of Common Stock and Pre-Funded Warrants, and the exercise of Series A Warrants, Series B Warrants, and Series C Warrants that were initially issued in the February 2024 offering.

Off-Balance Sheet Arrangements

Through December 31, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In October 2023, we entered into an operating lease for a new office space in Solana Beach, California. In October 2024, the lease was amended, to extend the expiration date to March 31, 2027. The amended lease commenced on November 1, 2024. As of December 31, 2024, future minimum lease payments for our operating lease are approximately $0.2 million. We also pay pass through costs and utility costs, which are expensed as incurred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the report of our independent registered public accounting firm are included in this report on the pages indicated in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), as of December 31, 2024 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024, the end of our most recent fiscal year.

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in "Part II Item 9A Controls and Procedures" in our Annual Report on Form 10-K/A for the year ended December 31, 2023, we identified a material weakness in internal control related to ineffectively designed controls over review of the Eversana Credit Facility, ongoing compliance monitoring and the proper application of GAAP for such agreement.

During the year ended December 31, 2024, we completed an assessment regarding the appropriate GAAP in relation to the Eversana Credit Facility’s debt covenants, and we changed the design of our quarterly debt compliance control to address the proper GAAP. During the fourth quarter of 2024, we completed our testing of the operating effectiveness of the implemented control and found it to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024,and is incorporated herein by reference.

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

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Program is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements. The financial statements of Evoke Pharma, Inc., together with the report thereon of BDO USA, P.C., an independent registered public accounting firm, are filed as part of this Annual Report on Form 10-K beginning on page F-1.

2. Financial Statement Schedules.

None.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K (including those incorporated herein by reference):

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/28/2024	3.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	8/1/2024	3.1

3.5	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of the Company’s Common Stock Certificate	S-1	333-188838	8/16/2013	4.1

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-Q	001-36075	05/10/2022	4.9

4.3	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2

4.4	Form of Series A Warrant	S-1/A	333-275443	1/11/2024	4.3

4.5	Form of Series B Warrant	S-1/A	333-275443	1/11/2024	4.4

4.6	Form of Series C Warrant	S-1/A	333-275443	1/11/2024	4.5

4.7	Form of Representative Warrant	8-K	001-36075	2/14/2024	4.1

4.8	Form of March 2024 Warrant Amendment	8-K	001-36075	3/25/2024	4.1

4.9	Form of June 2024 Warrant Amendment	8-K	001-36075	6/20/2024	4.1

4.10	Form of Exercise Price Warrant Amendment	8-K	001-36075	9/27/2024	4.1

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed or Furnished Herewith

4.11	Form of Series C Vesting Warrant Amendment	8-K	001-36075	9/27/2024	4.2
10.1#	Form of Indemnity Agreement for Directors and Officers	S-1	333-188838	5/24/2013	10.1
10.2#	Amended and Restated 2013 Equity Incentive Award Plan	8-K	001-36075	5/11/2024	10.1
10.3#	Amended and Restated 2013 Employee Stock Purchase Plan	8-K	001-36075	5/11/2023	10.2
10.4#	Amended and Restated Retention Letter, dated May 22, 2013, between the Company and Matthew D’Onofrio	S-1	333-188838	6/14/2013	10.8
10.5†	Asset Purchase Agreement, dated as of June 1, 2007, between the Company and Questcor Pharmaceuticals, Inc.	S-1	333-188838	5/24/2013	10.10
10.6#	Employment Agreement, effective as of December 1, 2013, between the Company and Marilyn R. Carlson	8-K	001-36075	12/2/2013	10.1
10.7#	Amendment to Amended and Restated Employment Agreement, effective as of January 25, 2017 between the Company and Matthew D’Onofrio	10-K	001-36075	3/15/2017	10.25
10.8#	Amendment to Employment Agreement, effective as of January 25, 2017, between the Company and Marilyn R. Carlson	10-K	001-36075	3/15/2017	10.26
10.9#	Second Amended and Restated Employment Agreement, effective as of August 8, 2024 by and between the Company and Matthew D’Onofrio	10-Q	001-36075	11/7/2024	10.1
10.10#	Amended and Restated Employment Agreement, effective as of August 8, 2024 by and between the Company and Mark Kowieski	10-Q	001-36075	11/7/2024	10.2
10.11#	Amended and Restated Employment Agreement, effective as of August 8, 2024 by and between the Company and Marilyn R. Carlson	10-Q	001-36075	11/7/2024	10.3
10.12†	Manufacturing Services Agreement dated November 7, 2017, between the Company and Patheon UK Limited	10-K	001-36075	3/14/2024	10.11
10.13†	Master Supply Agreement dated as of May 11, 2016 by and between the Company and Cosma S.p.A.	10-Q	001-36075	8/15/2016	10.3
10.14	Amendment to Asset Purchase Agreement entered into by and between the Company and Mallinckrodt ARD Inc. dated March 21, 2018	10-Q	001-36075	5/14/2018	10.1
10.15†	Commercial Services Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC	10-Q	001-36075	5/12/2020	10.1
10.16†	Loan Agreement, dated as of January 21, 2020, between the Company and Eversana Life Science Services, LLC	10-Q	001-36075	5/12/2020	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed or Furnished Herewith

10.17†	3PL Agreement between the Company and Eversana Life Science Services, LLC dated August 27, 2020	10-Q	001-36075	11/10/2020	10.1
10.18#	Non-Employee Director Compensation Policy	10-Q	001-36075	8/10/2023	10.1
10.19†	Amendment No. 1 to the Commercial Services Agreement, dated as of February 1, 2022, between the Company and Eversana Life Sciences Services, LLC	10-Q	001-36075	5/10/2022	10.1
10.20†	Amendment No. 2 to the Commercial Services Agreement, dated as of November 3, 2022, between the Company and Eversana Life Sciences Services, LLC	10-Q	001-36075	11/9/2022	10.1
10.21	Sixth Amendment to Standard Office Lease dated October 9, 2023, between the Company and SB Corporate Center III-IV, LLC.	10-Q	001-36075	11/9/2023	10.1
10.22	Seventh Amendment to Standard Office Lease dated October 16, 2024 between the Company and SB Corporate Center III-IV, LLC.	10-Q	001-36075	11/7/2024	10.4
10.23	Letter Agreement, dated September 27, 2024, by and between the Company and certain affiliates of Nantahala Capital Management, LLC	8-K	001-36075	9/27/2024	10.1
19.1	Insider Trading Compliance Program
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-36075	3/14/2024	97
101.SCH	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed or Furnished Herewith

the Interactive Data File because its XBRL tags are embedded within the XBRL document.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Evoke Pharma, Inc.

Date: March 13, 2025	By:	/s/ Matthew J. D'Onofrio
Matthew J. D’Onofrio Chief Executive Officer (Principal Executive Officer)

Evoke Pharma, Inc.

Date: March 13, 2025	By:	/s/ Mark Kowieski
Mark Kowieski Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. D’Onofrio	Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Matthew J. D’Onofrio

/s/ Mark Kowieski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Mark Kowieski

/s/ Cam L. Garner	Chairman of the Board of Directors	March 13, 2025
Cam L. Garner

/s/ Todd C. Brady, M.D., Ph.D.	Director	March 13, 2025
Todd C. Brady, M.D., Ph.D.

/s/ Malcolm R. Hill, Pharm. D.	Director	March 13, 2025
Malcolm R. Hill, Pharm. D.

/s/ Vickie W. Reed	Director	March 13, 2025
Vickie W. Reed

/s/ Benjamin Smeal	Director	March 13, 2025
Benjamin Smeal

/s/ Kenneth J. Widder, M.D.	Director	March 13, 2025
Kenneth J. Widder, M.D.
March 13, 2025
Director
Greg Pyszcymuka

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Evoke Pharma, Inc.

Solana Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evoke Pharma, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 5 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception, expects to continue to incur losses in the foreseeable future, and Eversana Life Science Services, LLC (“Eversana”) has the right to terminate the commercial services agreement (as amended, the “Eversana Agreement”) for the commercialization of Gimoti. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue under the Eversana Agreement

As described in Notes 2 and 5 to the financial statements, the Company’s product Gimoti is commercialized through the Company’s commercial partner Eversana pursuant to the Eversana Agreement. The Company recognizes revenue when a customer obtains control of promised goods in an amount that reflects the consideration the Company expects to receive in exchange for goods provided.

We identified the existence and accuracy of revenue under the Eversana Agreement as a critical audit matter. The principal consideration that led to our determination was that performing procedures and evaluating the audit evidence related to the existence and accuracy of revenue transactions involved a high degree of auditor effort due to the significance of net product sales and volume of transactions.

The primary procedures we performed to address this critical audit matter included:

•
Testing revenue transactions, on a sample basis, by obtaining and inspecting prescription purchase orders, shipping documents, and cash receipts from Eversana.
•
Confirming the sales quantity of prescriptions processed with certain service providers that fulfill orders and comparing that to information provided by Eversana.

Classification of Warrants

As described in Note 4 to the financial statements, in February 2024, the Company sold common stock units and pre-funded warrant units, and issued common stock warrants to the underwriters (“Common Stock Warrants”) (collectively, the “February 2024 Offering”). Each common stock unit consisted of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each pre-funded warrant unit consisted of (i) a pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrants”), (ii) a Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. The Company determined the Series A, Series B, Series C, Pre-Funded, and Common Stock Warrants issued in 2024 were equity classified and recorded them as a component of additional paid-in capital.

During 2024, the Company entered into amendments with certain Series A, Series B, and Series C Warrant holders (the “Warrant Amendments”). The Company determined that the incremental changes in fair value resulting from the Warrant Amendments were equity issuance costs and recorded them as a component of additional paid-in capital.

We identified the evaluation of the financial statement classification for (i) the issuance of the Series A, Series B, Series C, Pre-Funded, and Common Stock Warrants in the February 2024 Offering; and (ii) the Warrant Amendments as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreements, including legally detachable and separately exercisable, settlement provisions and derivative elements. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreements, including the extent of expertise needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the appropriateness of management’s conclusions through the review of: (i) the relevant terms of the warrant agreements and amendments, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the appropriateness of application of the relevant accounting literature.
•
Utilizing personnel with expertise in relevant technical accounting to assist in: (i) evaluating relevant terms of the warrant agreements and amendments in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2014.

San Diego, California

March 13, 2025

Evoke Pharma, Inc.

Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$13,596,600	$4,739,426
Accounts receivable, net of allowance for credit losses of $0	2,420,373	673,071
Prepaid expenses	731,945	885,040
Inventories	445,081	481,840
Other current assets	43,898	47,532
Total current assets	17,237,897	6,826,909
Operating lease right-of-use asset	154,184	—
Deferred offering costs	120,614	241,637
Other long-term assets	6,312	—
Total assets	$17,519,007	$7,068,546
Liabilities and stockholdersʼ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,341,191	$1,711,778
Accrued compensation	865,650	1,324,010
Operating lease liability	59,533	—
Note payable	5,000,000	5,000,000
Accrued interest payable	2,113,665	1,612,295
Total current liabilities	10,380,039	9,648,083
Operating lease liability, net of current portion	100,958	—
Total liabilities	10,480,997	9,648,083
Commitments and contingencies
Stockholdersʼ equity (deficit):
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 as of December 31, 2024 and December 31, 2023; issued and outstanding shares — zero as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares — 100,000,000 and 50,000,000 as of December 31, 2024 and December 31, 2023, respectively; issued and outstanding shares — 1,486,009 and 278,558 as of December 31, 2024 and December 31, 2023, respectively	149	28
Additional paid-in capital	135,829,493	120,859,873
Accumulated deficit	(128,791,632)	(123,439,438)
Total stockholdersʼ equity (deficit)	7,038,010	(2,579,537)
Total liabilities and stockholdersʼ equity (deficit)	$17,519,007	$7,068,546

See accompanying notes to these financial statements.

Evoke Pharma, Inc.

Statements of Operations

	Year Ended December 31,
	2024	2023
Net product sales	$10,249,415	$5,180,630
Operating expenses:
Cost of goods sold	356,531	201,879
Research and development	16,322	181,907
Selling, general and administrative	15,080,699	12,227,735
Total operating expenses	15,453,552	12,611,521
Loss from operations	(5,204,137)	(7,430,891)
Other income (expense):
Interest income	353,313	138,596
Interest expense	(501,370)	(500,000)
Total other expense	(148,057)	(361,404)
Net loss	$(5,352,194)	$(7,792,295)
Net loss per share of common stock, basic and diluted	$(2.81)	$(27.97)
Weighted-average shares used to compute basic and diluted net loss per share	1,905,072	278,558

See accompanying notes to these financial statements.

Evoke Pharma, Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	278,558	$28	$119,731,764	$(115,647,143)	$4,084,649
Stock-based compensation expense	—	—	1,128,109	—	1,128,109
Net loss	—	—	—	(7,792,295)	(7,792,295)
Balance as of December 31, 2023	278,558	28	120,859,873	(123,439,438)	(2,579,537)
Stock-based compensation expense	—	—	773,121	—	773,121
Issuance of common stock, Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants, net of issuance costs	427,886	43	6,172,580	—	6,172,623
Amendment and issuance of common stock from the March 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	9,967	1	1,229,873	—	1,229,874
Amendment and issuance of Pre-Funded Warrants from the June 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	—	—	308,429	—	308,429
Amendment and issuance of common stock from the September 2024 Exercise Price Warrant Amendment of Series A Warrants and Series C Warrants, net of issuance costs	24,509	3	2,532,446	—	2,532,449
Amendment and issuance of common stock from the September 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	51,062	5	370,617	—	370,622
Issuance of common stock from the exercise of Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants, net of issuance costs	583,657	58	3,582,756	—	3,582,814
Issuance of common stock from cashless exercise of Pre-Funded Warrants and Modified Series A Warrants	110,370	11	(11)	—	—
Redemption of fractional shares due to reverse stock split	—	—	(191)	—	(191)
Net loss	—	—	—	(5,352,194)	(5,352,194)
Balance as of December 31, 2024	1,486,009	$149	$135,829,493	$(128,791,632)	$7,038,010

See accompanying notes to these financial statements.

Evoke Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(5,352,194)	$(7,792,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	773,121	1,128,109
Non-cash interest expense	501,370	500,000
Obsolete inventory adjustment	3,920	—
Non-cash operating lease expense	12,764	129,704
Change in operating assets and liabilities:
Accounts receivable	(1,747,302)	(48,239)
Prepaid expenses and other assets	29,803	31,932
Inventories	32,839	(192,462)
Accounts payable and accrued expenses	751,754	655,126
Accrued compensation	(458,360)	732,852
Operating lease liabilities	(6,457)	(129,704)
Net cash used in operating activities	(5,458,742)	(4,984,977)
Financing activities
Proceeds from February 2024 Offering	6,718,211	—
Payment of February 2024 Offering costs	(426,292)	(119,296)
Proceeds from March 2024 Warrant Amendment	1,229,874	—
Proceeds from June 2024 Warrant Amendment, net of issuance costs	308,429	—
Proceeds from September 2024 Exercise Price Warrant Amendment, net of issuance costs	2,532,449	—
Proceeds from September 2024 Warrant Amendment, net of issuance costs	370,622	—
Proceeds from exercise of Pre-Funded Warrants, Series A Warrants, Series B Warrants and Series C Warrants	3,582,814	—
Redemption of fractional shares due to reverse stock split	(191)	—
Net cash provided by (used in) financing activities	14,315,916	(119,296)
Net increase (decrease) in cash and cash equivalents	8,857,174	(5,104,273)
Cash and cash equivalents at beginning of period	4,739,426	9,843,699
Cash and cash equivalents at end of period	$13,596,600	$4,739,426

Supplemental disclosure of non-cash investing and financing activities
February 2024 Offering costs in accounts payable and accrued expenses	$—	$122,340
Operating lease right-of-use asset obtained in exchange for lease liability	$164,253	$—

See accompanying notes to these financial statements.

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of December 31, 2024, the Company had approximately $13.6 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Both the Company and Eversana may terminate the commercial services and loan agreement (as described in Note 5 – Commercial Services and Loan Agreements with Eversana), pursuant to the Net Profit Quarterly Termination Right (NPQTR) (as defined in Note 5); however, the Company has no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement, as described in Note 5, would also be terminated and the Company would be responsible for repaying the principal and accrued interest on the loan, which was $7.1 million as of December 31, 2024, within 90 days of the effective date of the termination. In addition, the Company would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but the Company believes they would be substantial. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Reverse Stock Split

On May 22, 2024, the Company's stockholders granted the board of directors the authority to effect a reverse stock split of the Company's outstanding common stock. On July 31, 2024, the Company filed an amendment (the “Amendment”) to its amended and restated certificate of incorporation to effectuate a reverse stock split of the Company’s common stock. Pursuant to the Amendment, at the effective time of 12:01 a.m. Eastern Time on August 1, 2024, each twelve (12) shares of the

Company’s common stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of common stock (the “Reverse Stock Split”). The par value and the authorized shares of the Company's common stock were not adjusted as a result of the Reverse Stock Split. All the Company’s issued and outstanding common stock, warrants to purchase common stock, options to purchase common stock, per-share data and related information have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of share-based awards, the fair value of warrants and the assessment of its ability to fund operations for at least the next 12 months from the date of issuance of these financial statements. Estimates are based on historical experience and other market-specific or other relevant assumptions that management believes to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts receivable, accounts payable and accrued expenses, are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the note payable approximates fair value since the debt is due on demand as of December 31, 2024 and the carrying value is the settlement value, which is a Level 2 input within the fair value hierarchy.

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

The Company relies on a dedicated third-party sales team to sell Gimoti. If such third-party organization is unable to continue serving as a dedicated sales team, the commercialization of Gimoti could be materially and adversely affected.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of allowance for credit losses, if any. The Company evaluates its estimate of expected credit losses based on a combination of factors, including historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates. As of January 1, 2023, accounts receivable totaled $0.6 million. The allowance for credit losses was zero at December 31, 2024 and 2023, and no bad debt expense was recorded for the years ended December 31, 2024 and 2023.

Inventories

The Company's inventories consisted of the following:

	December 31,
	2024	2023
Raw materials	$257,467	$361,219
Finished goods	187,614	120,621
Total inventories	$445,081	$481,840

Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventories and work-in-process are held at its third-party suppliers and its finished goods inventories are held by Eversana. The Company records such inventories as consigned inventories.

Deferred Offering Costs

Deferred offering costs represent legal, accounting, and other direct costs related to future equity financings and are recognized as a non-current asset on the balance sheets. After consummation of the equity financing, the offering costs are recognized as a reduction of proceeds and reclassified to additional paid-in capital on the balance sheet. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off as an administrative expense. As of December 31, 2024, the Company had deferred offering costs of $0.1 million related to the filing of a shelf registration statement in August 2024. As of December 31, 2023, the Company had deferred offering costs of $0.2 million related to the public offering completed in February 2024. Upon completion of the public offering these costs were reclassified to additional paid-in capital.

Leases

The Company recognizes leases under Accounting Standards Codification (“ASC”) 842, Leases. Under ASC 842, leases include all agreements in which the Company obtains control of an identified asset. A lease liability is recognized at commencement date based on the present value of the lease payments over the lease term. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in most of the Company’s leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments.

The Company elected to apply the practical expedients permitted under the guidance exempting the recognition of qualified short-term leases, meaning the Company recognizes expense on a straight-line basis and will not recognize a right-of-use asset or lease liability for these leases. The Company also elected to combine lease and non-lease components for all classes of underlying assets. Variable costs associated with the lease, such as maintenance and utilities, are not included in the measurement of right-of-use assets and lease liabilities but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

If a lease includes options to extend the lease term, the Company only includes the periods it is reasonably certain to exercise as of the lease commencement date and monitors its plans to renew its leases each reporting period. The Company’s lease portfolio consists of its headquarters.

Warrants

The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded as additional paid-in capital in the balance sheets at the time of issuance. Equity-classified warrants are measured at their estimated fair value on the issuance date using either the Black-Scholes option pricing model or a Monte-Carlo simulation model based on the applicable assumptions, which include the exercise price of the warrants, the Company's stock price and volatility, the expected warrant term, the risk-free interest rate, the expected dividends, and if applicable, the vesting behavior.

Revenue Recognition

At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC 606, Revenue from Contracts with Customers (“ASC 606”). If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606.

The Company has entered into a collaborative arrangement with Eversana for the commercialization and distribution of Gimoti in the United States. Under this arrangement, Eversana is responsible for market access, marketing, distribution, and patient support services, while the Company retains ownership of Gimoti and all legal, regulatory, and manufacturing responsibilities. The Company records sales for Gimoti. The Company reimburses Eversana for its commercialization costs pursuant to an agreed upon budget and a percentage of product profits, if any, which are recorded within selling, general and administrative expenses in the statement of operations. The Company has determined that the underlying patient is the customer and the Company is the principal in its relationship with Eversana based on the indicators of control occurring prior to product transfer to the customer, including risks related to inventory and responsibility for product fulfillment. Payment terms are net 30.

In accordance with ASC 606, the Company recognizes revenue when a customer obtains control of promised goods in an amount that reflects the consideration the Company expects to receive in exchange for the goods provided. Customer control is determined upon the customer’s physical receipt of the product. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: identify the contracts with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) it satisfies a performance obligation. At contract inception, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price allocated to the respective performance obligation when the customer obtains control of the product.

Product sales are recognized net of any applicable variable consideration. The Company uses judgment to estimate variable consideration including (i) Medicaid and Medicare program rebates (“MMPR”), (ii) sales-related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts and (iii) co-pay assistance. The MMPR for these programs are determined based on statutory provisions and are estimated based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $0.2 million and $46,000 were recorded as accounts payable and accrued expenses on the balance sheets as of December 31, 2024 and 2023, respectively.

Co-pay assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay assistance liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplates application of the constraint in accordance with the guidance, under which it determines a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which could affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $0.1 million each as of December 31, 2024 and 2023, respectively, are classified as accounts payable and accrued expenses in the balance sheets.

The Company does not allow for product returns. The Company may replace damaged product upon shipment, but such amounts are immaterial. Cash receipts from sales come directly from the Company’s commercial partner, Eversana, and are typically received in 30 to 60 days after month-end.

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

The Company grants stock options to purchase common stock with exercise prices equal to the Company’s closing market price on the date the stock options are granted. The risk-free interest rate assumption is based on the yield of an applicable rate for U.S. Treasury instruments with maturities similar to those of the expected term of the award being valued. The weighted-average expected term of options and employee stock purchases is calculated using the simplified method as prescribed by accounting guidance for stock-based compensation. Volatility is calculated based on the historical volatility of the Company's common stock. The assumed dividend yield is based on the Company never paying cash dividends and having no expectation of paying cash dividends in the foreseeable future. The Company accounts for forfeitures as the forfeitures occur.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Pre-Funded Warrants issued and sold by the Company to purchase shares of its common stock are included in the calculation of basic net loss per common share if the exercise price of the pre-funded warrants represents de minimis consideration and is non-substantive in relation to the price paid for the warrant, and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 1,060,316 shares of the Company's common stock underlying the Pre-Funded Warrants, Modified Series A Warrants and Modified Series C Warrants described in Note 4 – Stockholders’ Equity, are included in the weighted-average outstanding common stock in the calculation of basic and diluted net loss per share due to their nominal exercise price. The Company considers Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023 because to do so would be anti-dilutive:

	December 31,
	2024	2023
Warrants to purchase common stock	792,731	—
Common stock options	126,015	51,983
Total excluded securities	918,746	51,983

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which modifies the disclosure and presentation requirements of reportable segments (“ASU 2023-07”). The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The adoption of ASU 2023-07 resulted in enhanced disclosures as included in Note. 7 Segment Information, but did not impact to our results of operations, cash flows and financial condition.

Recently Issued Accounting Pronouncements — Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted as of the specified effective date. The Company believes the impact of recently issued standards, other than those noted below, and any issued but not yet effective standards will not have a material impact on our financial statements upon adoption.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. The impact of adoption this ASU on the Company’s disclosures is currently being evaluated.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment in this update clarifies the effective date of ASU 2024-03, which is that public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The impact of adoption of this ASU on the Company’s disclosures is currently being evaluated.

3. Commitments and Contingencies

Leases

In December 2016, the Company entered into an operating lease for office space in Solana Beach, California (the “Initial Lease”). The Initial Lease commenced on January 1, 2017, and as amended, expired on October 31, 2023.

Upon expiration of the Initial Lease, the Company entered into an operating lease for a new office space in Solana Beach, California commencing on November 1, 2023 and expiring on October 31, 2024 (the “Short-Term Lease”). The Short-Term Lease qualified as a short-term lease under ASC 842 and was not recorded on the balance sheet. Operating lease expense for the Short-Term Lease was recognized on a straight-line basis over the lease term as general administrative expense within the statement of operations.

Upon expiration of the Short-Term Lease, the Company entered into an amendment for the same office space in Solana Beach commencing on November 1, 2024 and expiring on March 31, 2027 (the “Current Lease”). As the Current Lease agreement did not include an implicit rate, the Company estimated the incremental borrowing rate of 10% utilized to discount future minimum lease payments based on information available at lease commencement. Operating lease expense for the Current Lease is recognized on a straight-line basis over the lease term. The Company recognized an ROU asset obtained in exchange for new lease obligations of $0.2 million upon commencement of the Current Lease. The new lease liability obligation is recorded in operating lease liability and operating lease liability, net of current portion in the balance sheets. As of December 31, 2024, the remaining lease term was 2.3 years.

The following table summarizes supplemental lease information for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Lease costs(1)	$75,883	$154,027
Cash paid for leases	$69,575	$146,329
(1)
Lease costs and cash paid for leases includes $63,119 and $12,624 of short-term lease expense for the years ended December 31, 2024 and 2023. Variable lease costs included in general and administrative expense for the years ended December 31, 2024 and 2023 were immaterial.

Future lease payments as of December 31, 2024 were as follows:

Years Ending December 31,
2025	$77,871
2026	80,207
2027	20,551
Total future lease payments	178,629
Less: imputed interest	(18,138)
Total lease liability	$160,491

4. Stockholders’ Equity

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value. No shares of preferred stock were outstanding as of December 31, 2024 and 2023.

Common Stock

As of December 31, 2024, there were 1,486,009 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock, on an as converted basis, are entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company. To date, no dividends have been declared.

Equity Transactions

February 2024 Offering

In February 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC and Laidlaw & Company (UK) Ltd. (collectively, the “Underwriters”), relating to the issuance and sale of 427,886 common stock units (the “Common Stock Units”) at a public offering price of $8.16 per Common Stock Unit and, to certain investors, 491,221 pre-funded warrant units (the “PFW Units”) at a public offering price of $8.1588 per PFW Unit (the “February 2024 Offering”). Each Common Stock Unit consisted of (i) one share of common stock, (ii) a Series A Warrant to purchase one share of common stock (the “Series A Warrant”), (iii) a Series B Warrant to purchase one share of common stock (the “Series B Warrant”), and (iv) a Series C Warrant to purchase one share of common stock (the “Series C Warrant”). Each PFW Unit consisted of (i) a pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrants”), (ii) a

Series A Warrant, (iii) a Series B Warrant, and (iv) a Series C Warrant. The Company also issued warrants to the Underwriters to purchase up to 45,955 shares of common stock, equal to 5% of the securities sold in the February 2024 Offering (the “Representatives’ Warrants”). The Series A Warrants are fully exercisable and are recognized as a freestanding financial instruments. In accordance with the terms and provisions of the Series C Warrants, the Series C Warrants were not exercisable, in part or in whole, at any time unless the Series B Warrants had been exercised. If Series B Warrants were not exercised before November 13, 2024, the corresponding Series C Warrants were no longer deemed outstanding and could not be exercised. Furthermore, the Series B Warrants and Series C Warrants could not be transferred by the holder without the consent of the Company, and, therefore the Series B Warrants and Series C Warrants were accounted for as a single unit of account.

Net cash proceeds from the February 2024 Offering was $6.2 million after deducting underwriter and offering expenses. The Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants are equity classified and were recognized as additional paid-in capital in the balance sheets. The Representatives’ Warrants were accounted for under ASC 718, Compensation — Stock Compensation, and were recognized as an equity issuance cost at their grant date fair value within additional paid-in capital in the balance sheets.

August 2024 Shelf Registration Statement

On August 29, 2024, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $50.0 million of common stock, preferred stock, debt securities, warrants, and/or units, subject to the “Baby Shelf Limitation” which limits the amount that the Company can offer to up to one-third of its public float during any 12-month period so long as our public float remains below $75.0 million. The Shelf Registration Statement was declared effective by the SEC on September 6, 2024.

As of December 31, 2024, there have been no shares of common stock, preferred stock, debt securities, warrants, and/or units issued under the Shelf Registration Statement.

At The Market Equity Offering

The Company had previously entered into a Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to approximately $1.9 million through Wainwright (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to approximately $1.9 million of the Company’s common stock from time to time through the ATM Offering (the “ATM Prospectus”). In November 2024, the Company filed a prospectus supplement to amend and supplement the ATM Prospectus to update the amount of shares it is eligible to sell under the “Baby Shelf Limitation” to $3.1 million under the Sales Agreement.

The Company did not issue any shares of common stock pursuant to the ATM Offering during the years ended December 31, 2024.

Warrant Amendments

In each of March, June and September 2024, the Company entered into substantially similar amendments with certain holders of its Series B Warrants and Series C Warrants (individually, the “March 2024 Warrant Amendment,” “June 2024 Warrant Amendment,” and the “September 2024 Warrant Amendment,” respectively and collectively, the “Warrant Amendments”). Pursuant to the Warrant Amendments, to the extent a holder exercised its Series B Warrants prior to their respective exercise deadlines, as defined in the amendment documents (the “Amendment Exercise Deadline”), the holder’s corresponding Series C Warrants vested and became exercisable for the lesser of (i) three times the number of Series B Warrants exercised by the Holder and (ii) the total number of Series C Warrants outstanding to the holder. Following each Amendment Exercise Deadline, if the holder exercised any remaining Series B Warrants, the remaining Series C Warrants, if any, vested and became exercisable on a one-for-one basis as to the same number of Series B Warrants exercised.

The Warrant Amendments allowed a holder to elect to receive Pre-Funded Warrants upon exercise of Series B Warrants and Series C Warrants in lieu of shares of the Company’s common stock, at a purchase price of $8.1588 per warrant exercised and an exercise price of $0.0012 per Pre-Funded Warrant.

Net cash proceeds from the March, June and September 2024 Warrant Amendment were $1.2 million, $0.3 million and $0.4 million, respectively, after deducting underwriter commissions and offering expenses. The Warrant Amendments were entered into to encourage the exercise of Series B Warrants in order to obtain capital to meet the Minimum Stockholders’ Equity

Requirement as more fully discussed in Note 1. Organization and Basis of Presentation. The Warrant Amendments neither changed the number of shares of common stock underlying each series of warrants nor its equity classification. The incremental change in fair value from the Warrant Amendments was accounted for as equity issuance costs and recognized within additional paid-in capital in the balance sheets.

September 2024 Exercise Price Warrant Amendment

In September 2024, the Company also entered into an amendment with certain holders of its Series A Warrants, Series B Warrants and Series C Warrants (the “September 2024 Exercise Price Warrant Amendment”). Pursuant to the September 2024 Exercise Price Warrant Amendment, such holders who agreed to pay a non-refundable up-front payment of $3.99 per Series A Warrant or Series C Warrant prior to September 30, 2024 deadline (as defined in the September 2024 Exercise Price Amendment) had the exercise price reduced for each of the Series A Warrants and Series C Warrants from $8.16 to $0.01 (such Series A Warrants and Series C Warrants modified to have a reduced exercise price referred to as the “Modified Series A Warrants” and “Modified Series C Warrants”). To the extent such holder did not elect to modify all outstanding Series A Warrants and Series C Warrants, the remaining Series A Warrants and Series C Warrants held by each holder retained an exercise price of $8.16 per Series A Warrant or Series C Warrant.

Net cash proceeds from the September 2024 Exercise Price Warrant Amendment were $2.5 million after deducting underwriter and offering expenses. The September 2024 Exercise Price Warrant Amendment was entered to encourage the modification of Series A Warrants and Series C Warrants in order to obtain capital to meet the Minimum Stockholders’ Equity Requirement. The September 2024 Exercise Price Warrant Amendment neither changed the number of shares of Common Stock underlying each series of warrants nor its equity classification. The incremental change in fair value from the September 2024 Exercise Price Warrant Amendment was an equity issuance cost and was recognized within additional paid-in capital in the balance sheets.

In connection with the September 2024 Exercise Price Warrant Amendment, the Company entered into a letter agreement, dated September 27, 2024 (the “Letter Agreement”), with certain affiliates of Nantahala Capital Management, LLC (collectively, “Nantahala”), pursuant to which, subject to certain limitations, the Company provided Nantahala the right to appoint (or cause to be nominated) (i) one member of the Company’s board of directors (the “Board”) and one member of each Board committee so long as Nantahala, together with its affiliates, beneficially owns at least 5.0% of the Company’s outstanding shares of common stock and (ii) two members of the Board so long as Nantahala, together with its affiliates, beneficially owns at least 15.0% of the Company’s outstanding shares of common stock, subject to certain exceptions.

Warrants

Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of December 31, 2024. The following table is a summary of the Company’s warrants outstanding as of December 31, 2024:

	Number of
	Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants	528,609	$0.0012	February 13, 2024	Until Exercised in Full
Series A Warrants	354,022	$8.16	February 13, 2024	February 13, 2029
Modified Series A Warrants(1)	281,080	$0.01	February 13, 2024	February 13, 2029
Series C Warrants	392,754	$8.16	February 13, 2024	February 13, 2029
Modified Series C Warrants(1)	250,627	$0.01	February 13, 2024	February 13, 2029
Representativesʼ Warrants	45,955	$13.47	August 13, 2024	February 13, 2029
Total warrants	1,853,047
(1)
The Modified Series A Warrants and Modified Series C Warrants represent Series A Warrants and Series C Warrants, respectively, modified under the September 2024 Exercise Price Warrant Amendment.

In August 2024, the Company issued 84,436 shares of common stock for de minimis proceeds, through the exercise of Pre-Funded warrants with an exercise price per share of $0.0012.

In October 2024, the Company issued 499,221 shares of common stock for net proceeds of $3.6 million, through the exercise of 191,911 Series A Warrants, 163,398 Series B Warrants, 91,911 Series C Warrants and 52,001 Pre-Funded Warrants at a

weighted-average exercise price of $7.31 per share. Pursuant to the terms and provisions of the Series B and Series C Warrants issued in the February 2024 Offering, 502,428 Series B Warrants and 159,308 Series C Warrants expired on November 13, 2024. No other warrants expired during the year ended December 31, 2024.

There were no warrants outstanding as of December 31, 2023. During the year ended December 31, 2023, no warrants were exercised or expired.

Stock-Based Compensation

Equity Incentive Plan

In August 2013, the Company’s board of directors adopted the 2013 Equity Incentive Award Plan (the “2013 Plan”), which allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. The 2013 Plan was most recently amended by the Company’s stockholders in May 2024 (the “Restated 2013 Plan”) to increase the number of shares of common stock authorized for future issuance to an aggregate of 449,608 shares and extends the term of the Restated 2013 Plan to March 2034. The Restated 2013 Plan maintains its evergreen provision, which increases the number of shares available for issuance annually on the first day of each fiscal year by the number of shares equal to the least of (a) six percent of the outstanding shares of common stock on the last day of the immediately preceding calendar year, and (b) such other amount determined by the Company’s board of directors. Notwithstanding the foregoing, the number of shares of common stock that may be issued or transferred pursuant to incentive stock options under the Restated 2013 Plan may not exceed an aggregate of 20,833,333 shares.

As of December 31, 2024, 449,608 shares of common stock remain reserved for future issuance under the Restated 2013 Plan. On January 1, 2025, the Company further increased the number of shares reserved for issuance under the 2013 Plan by 89,161 shares, to a total of 538,769 shares available for future grant under the Restated 2013 Plan.

Stock Options

Stock options granted under the 2013 Plan have ten-year terms from the date of grant and generally vest over a one year or four year period.

The following table summarizes the Company’s stock option activity under the Restated 2013 Plan during the year ended December 31, 2024:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at December 31, 2023	51,983	$170.90	7.1
Granted	126,015	5.29
Expired	(248)	1,036.80
Forfeited or cancelled	(51,735)	166.75
Outstanding at December 31, 2024	126,015	$5.29	7.2	$—
Vested and expected to vest at December 31, 2024	126,015	$5.29	7.2	$—
Exercisable at December 31, 2024	5,442	$5.27	7.5	$—

The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2024 and 2023, was $4.35 and $29.04, respectively. During the years ended December 31, 2024 and 2023, no options were exercised.

In November 2024, the Board approved the cancelation of all out-of-the money options with an exercise price greater than or equal to $25.00 per share. Since a re-grant did not accompany the cancelation nor did the option holders receive other consideration, the Company accounted for the cancelation as a repurchase of the options for no consideration and accordingly recognized all previously unrecognized expense, of $0.1 million, as of the cancelation date. On November 30, 2024, the Company cancelled 34,617 options held by eight grantees with a weighted-average exercise price of $164.47.

The estimated fair value of each stock option award granted was determined on the date of grant using the Black Scholes option-pricing valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023
Risk free interest rate	3.8% – 4.5%	1.34% – 3.39%
Expected option term (in years)	5.5 – 6.0	5.5 – 6.0
Volatility of common stock	105.8% – 107.1%	99.3% – 103.6%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plan

In June 2013, the Company’s board of directors adopted the 2013 Equity Employee Share Purchase Plan (the “2013 ESPP”), which allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date. The offering period is determined by the compensation committee and may be up to 27 months long. Current offering periods commence on each of September 1 and March 1 during the term. Purchase dates will be set for the last trading day in each six-month period and will occur on each of August 31 and February 28 (unless such days are not trading days). The 2013 ESPP was most recently amended by the Company’s stockholders in May 2023 (the “Restated 2013 ESPP”) to increase the number of shares of common stock authorized for future issuance to an aggregate of 104,166 shares and extends the term of the Restated 2013 ESPP until terminated by the board of directors. The Restated 2013 ESPP also amended its evergreen provision, which increases the number of shares available for issuance annually on the first day of each fiscal year, such that the number of shares equal to the least of (a) one percent of the outstanding shares of common stock on the last day of the immediately preceding calendar year, and (b) such other amount determined by the Company’s board of directors. Notwithstanding the foregoing, the number of shares of common stock that may be issued or transferred pursuant to incentive awards under the Restated 2013 ESPP may not exceed an aggregate of 833,333 shares.

During the years ended December 31, 2024 and 2023, there were no shares of common stock issued under the Restated 2013 ESPP. As of December 31, 2024, 14,900 shares of common stock remain reserved for future issuance under the Restated 2013 ESPP. On January 1, 2025, the Company further increased the number of shares reserved for issuance under the Restated 2013 ESPP by 14,860 shares, making 29,760 options available for future grant under the Restated 2013 ESPP.

The estimated fair value of each ESPP award granted was determined on the date of purchase date using the Black-Scholes option-pricing valuation model with the following assumptions:

Year Ended December 31,
2024
Risk free interest rate	4.9%
Expected option term (in years)	0.5
Volatility of common stock	91.5%
Expected dividend yield	0.0%

There were no ESPP awards granted during the year ended December 31, 2023.

Stock-Based Compensation

Stock-based compensation expense includes charges related to employee stock purchases under the ESPP and stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

The Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
Research and development	$4,231	$2,840
Selling, general and administrative	768,890	1,125,269
Total stock-based compensation expense	$773,121	$1,128,109

	Year Ended December 31,
	2024	2023
Stock options	$766,908	$1,128,109
ESPP	6,213	—
Total stock-based compensation expense	$773,121	$1,128,109

As of December 31, 2024, there was approximately $0.5 million of unrecognized compensation costs related to outstanding options, which are expected to be recognized over a weighted-average period of 2.6 years.

As of December 31, 2024, there was approximately $3,000 of unrecognized compensation costs related to the ESPP, which are expected to be recognized over a weighted-average period of 0.2 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2024 is as follows:

Stock options issued and outstanding	126,015
Warrants issued and outstanding	1,853,047
Authorized for future option grants	449,608
Authorized for employee stock purchase plan	14,900
Total common stock reserved for future issuance	2,443,570

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company records sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the years ended December 31, 2024 and 2023, approximately $8.7 million and $4.4 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of December 31, 2024, unreimbursed commercialization costs to Eversana were approximately $75.4 million. Such costs will generally be payable only as net product profits are recognized or upon certain termination events. Eversana receives reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

On February 1, 2022, the Eversana Agreement was amended to extend the term from June 19, 2025 (five years from the date the Food & Drug Administration approved the Gimoti new drug application) to December 31, 2026, unless terminated earlier pursuant to its terms (the “Eversana Amendment”). The Eversana Amendment also increased the percentage of net product profit retained by the Company and increased the proportion of costs that are reimbursed to Eversana to the extent Eversana has accumulated unreimbursed costs.

Upon expiration or termination of the agreement, the Company will retain all profits from product sales and assume all corresponding commercialization responsibilities. Within 30 days after each of the first three annual anniversaries of commercial launch, either party may terminate the agreement if net sales of Gimoti do not meet certain annual thresholds. Either party may terminate the agreement: for the material breach of the other party, subject to a 60-day cure period; in the event an insolvency, petition of the other party is pending for more than 60 days; upon 30 days written notice to the other party if Gimoti is subject to a safety recall; the other party is in breach of certain regulatory compliance representations under the Eversana Agreement; if the Company discontinues the development or production of Gimoti; if the net profit is negative for any two consecutive calendar quarters (the “Net Profit Quarterly Termination Right”) beginning with the measurement date of June 30, 2023; or if there is a change in applicable laws that makes operation of the services as contemplated under the agreement illegal or commercially impractical. Either party may also terminate the Eversana Agreement upon a change of control of the Company’s ownership.

The Company's net profits were negative for the two preceding calendar quarters as of December 31, 2024, and therefore, Eversana or the Company could have exercised the Net Profit Quarterly Termination Right (“NPQTR”) during the 60-day period after quarter-end. Since the note payable and accrued interest payable could be accelerated by Eversana by terminating the Eversana Agreement as of December 31, 2024, those payments were recorded as current liabilities as of December 31, 2024. Each party continues to have the option to exercise the NPQTR for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters.

In the event the Company initiates such termination, the Company shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed cost plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, including pursuant to the NPQTR, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days.

In connection with the Eversana Agreement, the Company and Eversana have entered into the Eversana Credit Facility, pursuant to which Eversana has agreed to provide a revolving Credit Facility of up to $5.0 million to the Company upon FDA approval of the Gimoti NDA under certain customary conditions. The Eversana Credit Facility terminates on December 31, 2026, unless terminated earlier pursuant to its terms. The Eversana Credit Facility is secured by all of the Company’s personal property other than the Company’s intellectual property. Under the terms of the Eversana Credit Facility, the Company cannot grant an interest in the Company’s intellectual property to any other person. Each loan under the Eversana Credit Facility will bear interest at an annual rate equal to 10.0%, with such interest due at the end of the loan term. In 2020, the Company borrowed $5.0 million under the Eversana Credit Facility.

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

6. Employee Benefit Plan

The Company has established a defined contribution 401(k) plan (the “Plan”) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan beginning on the date of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company’s contributions to the Plan are discretionary, and no discretionary contributions have been made by the Company to date. For the years ended December 31, 2024 and 2023, the Company adopted Safe Harbor 401(k) provisions.

7. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (CODM), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information including budget-versus-actual results and cash projections on an aggregate basis when assessing performance for allocating financial and personnel resources. The Company is not organized by market and is managed and operated as one business.

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment being the development and commercialization of pharmaceutical products. The development and commercialization of pharmaceutical products segment generates revenues in the United States. The Company’s administrative functions including finance, business development and procurement, support the development and commercialization of pharmaceutical products segment. The Company operates primarily in one geographic area, being the United States. The CODM allocates resources (inclusive of both capital and personnel) based upon the Company’s net loss, which is utilized to monitor budget-to-actual variances on a monthly basis.

The accounting policies of the development and commercialization of pharmaceutical products segment are the same as those described in Note 2. Summary of Significant Accounting Policies. All Company assets are in the United States. The measure of segment assets is reported on the balance sheets as total assets. The Company does not have intra-entity sales or transfers.

The Company has no transactions denominated in foreign currencies nor any tangible or intangible property for which is recognizes depreciation or amortization and depreciating assets are not part of the CODMs evaluation or decision-making process.

The following table summarizes the Company’s financial data for its development and commercialization of pharmaceutical products segment:

	Year Ended December 31,
	2024	2023
Net product sales	$10,249,415	$5,180,630

Less:
Cost of goods sold	(356,531)	(201,879)
Eversana profit sharing	(8,733,347)	(4,401,590)
Employee expenses	(2,481,056)	(3,188,601)
Professional fees	(2,059,591)	(2,553,662)
Stock-based compensation	(773,121)	(1,128,109)
Sales and marketing expenses	(750,272)	(659,535)
Other operating expenses(1)	(299,634)	(478,145)
Interest income	353,313	138,596
Interest expense (non-cash)	(501,370)	(500,000)
Total segment costs loss and net loss	$(5,352,194)	$(7,792,295)

________________

(1) Includes ongoing product development costs, occupancy costs (including rent and utilities), administrative costs, travel and business taxes.

8. Income Taxes

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2024	2023
Federal statutory rate	21%	21%
Change in valuation allowance	13%	-19%
State income taxes, net of federal benefit	2%	1%
Stock option cancellation impact	-38%	—%
Impact of state tax rate change	3%	—%
Stock compensation and other permanent items	-1%	-1%
Other	—%	-2%
Effective income tax rate	—%	—%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$25,012,000	$23,803,000
Research and development tax credits	2,842,000	2,842,000
Stock-based compensation	11,000	1,839,000
Capitalized research and development	168,000	161,000
Lease liability	37,000	—
Accruals and others	196,000	294,000
Total deferred tax assets	28,266,000	28,939,000
Less: Valuation allowance	(28,230,000)	(28,939,000)
Deferred tax assets, net of valuation allowance	36,000	—
Deferred tax liabilities
Right-of-use assets	(36,000)	—
Total deferred tax liabilities	(36,000)	—
Net deferred tax assets (liabilities)	$—	$—

The Company revised its prior year deferred tax assets and rate reconciliation tables to include deferred tax assets from net operating losses and research and development tax credits with a corresponding valuation allowance that were previously excluded. The Company also revised its uncertain tax position in the prior year for a portion of the research and development credits not deemed to be more likely than not. The Company carries a full valuation allowance against these deferred tax assets, therefore, the adjustments had no effect on the balance sheets, statements of operations and cash flows for the periods presented. The deferred tax assets and valuation allowance as of December 31, 2024 decreased by approximately $0.7 million.

As of December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $110.8 million and $55.8 million, respectively. The federal NOL carry forwards (generated prior to 2018) of $61.9 million begin expiring in 2027. The federal NOL carryforwards (generated after 2018) of $48.9 million will never expire but may only offset 80% of the Company’s taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. The California NOL begin expiring in 2028 and other state NOL carryforwards begin expiring in various years, starting in 2037.

As of December 31, 2024, the Company had research and development credit carryforwards of $2.4 million for federal income tax purposes and $1.5 million for California state income tax purposes available to reduce future taxable income, if any. The federal research and development credit carryforwards expire beginning 2028 and California credits can be carried forward indefinitely.

The Company’s ability to utilize its net operating loss and research and development credit carryforwards may be limited pursuant to Internal Revenue Code of 1986 (“IRC”) Sections 382 and 383 in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards, and does not expect this analysis to be completed within the next twelve months.

On June 27, 2024, California Senate Bill 167 (“SB 167”) was enacted into law, which provides for a three-year suspension of net operating losses (“NOLs”) under the California Personal Income Tax and Corporation Tax, a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year, and retroactive application of the Franchise Tax Board’s Legal Ruling 2006-1 issued on April 28, 2006, with respect to the treatment of apportionment factors attributable to income exempt from California Corporation Tax Law. The Company has a taxable loss for the year ending December 31, 2024, and therefore is not affected by the limitation.

On June 29, 2024, California Senate Bill 175 (“SB 175”) was also enacted into law, which is a companion bill to SB 167. SB 175 allows corporate income taxpayers to get refunds for a range of tax credits, including the research and development and orphan drug credits. It allows for a taxpayer to make an irrevocable election to receive an annual refundable credit amount for qualified credits. For taxable years beginning on or after January 1, 2024, and before January 1, 2027, taxpayers may receive a refundable credit equal to 20% of the qualified credits that would have otherwise been available but for the $5.0 million business tax credit limitation enacted in SB 167. The Company has a taxable loss for the year ending December 31, 2024, and therefore is not affected by the SB 175 limitation.

The following table, summarizes the activity related to our uncertain tax positions:

	Years Ended December 31,
	2024	2023
Balance at the beginning of the year	$3,273,000	$3,273,000
Increase (decrease) related to prior year tax positions	—	—
Increase (decrease) related to current year tax positions	—	—
Increase (decrease) related to settlements with taxing authorities	—	—
Increase (decrease) related to lapse in statute of limitations	—	—
Balance at the end of the year	$3,273,000	$3,273,000

Due to the full valuation allowance that the Company has on the deferred tax assets, there are no unrecognized tax benefits that would impact the effective tax rate, if recognized. It is not anticipated that there will be significant change in the unrecognized tax benefits over the next 12 months. The Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense when incurred. To date, since no benefit has been taken related to the uncertain tax positions, there has been no interest and penalties recognized.

The Company is subject to taxation in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to examination of its income tax returns since inception by U.S. federal and state tax authorities due to its NOLs and R&D credits. The Company is not currently under audit with the Internal Revenue Service, state or local jurisdictions, nor has it been notified of any other potential future income tax audit.