Form 10-Q
period 2025-03-31
Evoke Pharma Inc
filed 2025-05-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 1,492,858 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,624,090	$13,596,600
Accounts receivable, net of allowance for credit losses of $0	2,511,490	2,420,373
Prepaid expenses	523,910	731,945
Inventories	532,145	445,081
Other current assets	39,240	43,898
Total current assets	16,230,875	17,237,897
Operating lease right-of-use asset	138,758	154,184
Deferred offering costs	—	120,614
Other long-term assets	6,312	6,312
Total assets	$16,375,945	$17,519,007
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable and accrued expenses	$2,781,203	$2,341,191
Accrued compensation	371,732	865,650
Operating lease liability	61,625	59,533
Note payable	5,000,000	5,000,000
Accrued interest payable	2,236,953	2,113,665
Total current liabilities	10,451,513	10,380,039
Operating lease liability, net of current portion	83,217	100,958
Total liabilities	10,534,730	10,480,997
Commitments and contingencies
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 as of March 31, 2025 and December 31, 2024; issued and outstanding shares — zero as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 100,000,000 and 50,000,000 as of March 31, 2025 and December 31, 2024, respectively; issued and outstanding shares — 1,492,858 and 1,486,009 as of March 31, 2025 and December 31, 2024, respectively	149	149
Additional paid-in capital	135,938,876	135,829,493
Accumulated deficit	(130,097,810)	(128,791,632)
Total stockholdersʼ equity	5,841,215	7,038,010
Total liabilities and stockholdersʼ equity	$16,375,945	$17,519,007

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net product sales	$3,080,158	$1,735,490
Operating expenses:
Cost of goods sold	41,613	92,529
Research and development	42,783	4,645
Selling, general and administrative	4,297,505	3,139,536
Total operating expenses	4,381,901	3,236,710
Loss from operations	(1,301,743)	(1,501,220)
Other income (expense):
Interest income	118,853	46,058
Interest expense	(123,288)	(124,658)
Total other expense	(4,435)	(78,600)
Net loss	$(1,306,178)	$(1,579,820)
Net loss per share of common stock, basic and diluted	$(0.51)	$(2.09)
Weighted-average shares used to compute basic and diluted net loss per share	2,548,684	756,808

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	1,486,009	$149	$135,829,493	$(128,791,632)	$7,038,010
Stock-based compensation expense	—	—	84,384	—	84,384
Issuance of common stock pursuant to the ESPP	6,849	—	24,999	—	24,999
Net loss	—	—	—	(1,306,178)	(1,306,178)
Balance as of March 31, 2025	1,492,858	$149	$135,938,876	$(130,097,810)	$5,841,215

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2024	278,558	$28	$120,859,873	$(123,439,438)	$(2,579,537)
Stock-based compensation expense	—	—	254,029	—	254,029
Issuance of common stock, Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants, net of issuance costs	427,886	43	6,172,580	—	6,172,623
Amendment and issuance of common stock and Pre-Funded Warrants from the March 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	9,967	1	1,229,873	—	1,229,874
Net loss	—	—	—	(1,579,820)	(1,579,820)
Balance as of March 31, 2024	716,411	$72	$128,516,355	$(125,019,258)	$3,497,169

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(1,306,178)	$(1,579,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	84,384	254,029
Non-cash interest expense	123,288	124,658
Non-cash operating lease expense	19,147	—
Change in operating assets and liabilities:
Accounts receivable	(91,117)	(778,833)
Prepaid expenses and other assets	333,307	222,045
Inventories	(87,064)	(106,936)
Accounts payable and accrued expenses	440,012	343,596
Accrued compensation	(493,918)	(1,058,129)
Operating lease liabilities	(19,370)	—
Net cash used in operating activities	(997,509)	(2,579,390)
Financing activities
Proceeds from February 2024 Offering	—	6,718,211
Payment of February 2024 Offering costs	—	(426,292)
Proceeds from March 2024 Warrant Amendment	—	1,250,800
Proceeds from the issuance of common stock pursuant to the ESPP	24,999	—
Net cash provided by financing activities	24,999	7,542,719
Net (decrease) increase in cash and cash equivalents	(972,510)	4,963,329
Cash and cash equivalents at beginning of period	13,596,600	4,739,426
Cash and cash equivalents at end of period	$12,624,090	$9,702,755

Supplemental disclosure of non-cash investing and financing activities
Offering costs in accounts payable and accrued expenses	$—	$20,926

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of March 31, 2025 the Company had approximately $12.6 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Both the Company and Eversana may terminate the commercial services and loan agreement (as described in Note 5. Commercial Services and Loan Agreements with Eversana), pursuant to the Net Profit Quarterly Termination Right (NPQTR) (as defined in Note 5); however, the Company has no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement, as described in Note 5, would also be terminated and the Company would be responsible for repaying the principal and accrued interest on the loan, which was $7.2 million as of March 31, 2025, within 90 days of the effective date of the termination. In addition, the Company would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but the Company believes they would be substantial. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Reverse Stock Split

On May 22, 2024, the Company's stockholders granted the board of directors the authority to effect a reverse stock split of the Company's outstanding common stock. On July 31, 2024, the Company filed an amendment (the “Amendment”) to its amended and restated certificate of incorporation to effectuate a reverse stock split of the Company’s common stock. Pursuant to the Amendment, at the effective time of 12:01 a.m. Eastern Time on August 1, 2024, each twelve (12) shares of the Company’s common stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of common stock (the “Reverse Stock Split”). The par value and the authorized shares of the Company's common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, warrants to purchase common stock, options to purchase common stock, per-share data and related information have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2024, has been derived from the audited financial statements at that date.

Risks and Uncertainties

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of share-based awards, the fair value of warrants and the assessment of its ability to fund its operations for at least the next 12 months from the date of issuance of these condensed financial statements. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that management believes to be reasonable under the circumstances. Estimates are assessed each reporting period and updated to reflect current information. As future events and their effects cannot be determined with precision, actual results may materially differ from those estimates or assumptions.

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts receivable and accounts payable and accrued expenses, are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the note payable approximates fair value since the debt is due on demand as of March 31, 2025 and the carrying value is the settlement value, which is a Level 2 input within the fair value hierarchy.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of allowance for credit losses, if any. The Company evaluates its estimate of expected credit losses based on a combination of factors, including historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates. The allowance for credit losses was zero as of both March 31, 2025 and December 31, 2024 and no provision for credit losses was recorded for the three months ended March 31, 2025 and 2024.

Inventories

The Company's inventories consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Raw materials	$157,070	$257,467
Finished goods	375,075	187,614
Total inventories	$532,145	$445,081

Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventories are held at its third-party suppliers and its finished goods inventories are held by Eversana. The Company records such inventories as consigned inventories.

Deferred Offering Costs

Deferred offering costs represent legal, accounting, and other direct costs related to future equity financings and are recognized as a non-current asset on the condensed balance sheets. After consummation of the equity financing, the offering costs are recognized as a reduction of proceeds and reclassified to additional paid-in capital on the condensed balance sheet. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off as an administrative expense. As of December 31, 2024, the Company had deferred offering costs of $0.1 million related to the filing of a shelf registration statement in August 2024, which were written off during the first quarter of 2025.

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

The Company has entered into a collaborative arrangement with Eversana for the commercialization and distribution of Gimoti in the United States. Under this arrangement, Eversana is responsible for market access, marketing, distribution, and patient support services, while the Company retains ownership of Gimoti and all legal, regulatory, and manufacturing responsibilities. The Company records sales for Gimoti. The Company reimburses Eversana for its commercialization costs pursuant to an agreed upon budget and a percentage of product profits, if any, which are recorded within selling, general and administrative expenses in the statement of operations. The Company has determined that the underlying patient is the customer and the Company is the principal in its relationship with Eversana based on the indicators of control occurring prior to product transfer to the customer, including risks related to inventory and responsibility for product fulfillment. Payment terms are net 30 from invoice date.

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

Product revenues are recognized net of any applicable variable consideration. The Company uses judgment to estimate variable consideration including (i) Medicaid and Medicare program rebates, (ii) sales related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts and (iii) co-pay assistance. The Medicaid and Medicare program rebates are determined based on statutory provisions and are estimated based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $0.2 million were recorded as accounts payables and accrued expenses in the condensed balance sheets as of both March 31, 2025 and December 31, 2024.

Co-pay assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay assistance liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplates application of the constraint in accordance with the guidance, under which it determines a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which could affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $0.3 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively, are classified as accounts payable and accrued expenses in the condensed balance sheets.

The Company does not allow product returns. The Company may replace damaged product upon shipment, but such amounts have been immaterial. Cash receipts from sales come directly from the Company’s commercial partner, Eversana, and are typically received in 30 to 60 days after month-end.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Warrants to purchase shares of the Company’s common stock are included in the calculation of basic net loss per common share if the exercise price of the warrants represents de minimis consideration and is non-substantive in relation to the price paid for the warrant, and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 1,060,316 shares of the Company's common stock underlying the Pre-Funded Warrants, Modified Series A Warrants and Modified Series C Warrants described in Note 4, Stockholders’ Equity, are included in the weighted average outstanding common stock in the calculation of basic and diluted net loss per share due to their nominal exercise price. The Company considers Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Warrants to purchase common stock	792,731	2,641,907
Common stock options	269,930	51,983
Total excluded securities	1,062,661	2,693,890

Recent Accounting Pronouncements – Not Yet Adopted

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

Upon expiration of the Short-Term Lease, the Company entered into an amendment for the same office space in Solana Beach commencing on November 1, 2024 and expiring on March 31, 2027 (the “Current Lease”). As the Current Lease agreement did not include an implicit rate, the Company estimated the incremental borrowing rate of 10% utilized to discount future minimum lease payments based on information available at lease commencement. Operating lease expense for the Current Lease is recognized on a straight-line basis over the lease term. The Company recognized a right-of-use asset obtained in exchange for new lease obligations of $0.2 million upon commencement of the Current Lease. The new lease liability obligation is recorded in operating lease liability and operating lease liability, net of current portion in the balance sheets. As of March 31, 2025, the remaining lease term was 2.0 years.

The following table summarizes supplemental lease information:

	Three Months Ended March 31,
	2025	2024
Lease costs(1)	$20,107	$18,936
Cash paid for leases	$19,370	$18,936
(1)
Lease costs and cash paid for leases includes $20,331 and $18,936 of short-term lease expense for the three months ended March 31, 2025 and 2024, respectively. Variable lease costs included in general and administrative expense for three months ended March 31, 2025 and 2024 were immaterial.

Future lease payments as of March 31, 2025 were as follows:

Years Ending December 31,
2025 (Remainder)	$58,500
2026	80,207
2027	20,551
Total future lease payments	159,258
Less: imputed interest	(14,416)
Total lease liability	$144,842

4. Stockholders’ Equity

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

August 2024 Shelf Registration Statement

On August 29, 2024, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), covering the offering of up to $50.0 million of common stock, preferred stock, debt securities, warrants, and/or units, subject to the “Baby Shelf Limitation” which limits the amount that the Company can offer and sell to up to one-third of its public float during any 12-month period so long as our public float remains below $75.0 million. The Shelf Registration Statement was declared effective by the SEC on September 6, 2024.

As of March 31, 2025, there have been no shares of common stock, preferred stock, debt securities, warrants, and/or units issued under the Shelf Registration Statement.

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

The Company did not issue any shares of common stock pursuant to the ATM Offering during the three months ended March 31, 2025.

Warrant Amendments

In each of March, June and September 2024, the Company entered into substantially similar amendments with certain holders of its Series B Warrants and Series C Warrants (individually, the “March 2024 Warrant Amendment,” “June 2024 Warrant Amendment,” and the “September 2024 Warrant Amendment,” respectively and collectively, the “Warrant Amendments”). Pursuant to the Warrant Amendments, to the extent a holder exercised its Series B Warrants prior to the exercise deadlines set forth in the respective Warrant Amendment (the “Amendment Exercise Deadline”), the holder’s corresponding Series C Warrants vested and became exercisable for the lesser of (i) three times the number of Series B Warrants exercised by the Holder and (ii) the total number of Series C Warrants outstanding to the holder. Following each Amendment Exercise Deadline, if the holder exercised any remaining Series B Warrants, the remaining Series C Warrants, if any, vested and became exercisable on a one-for-one basis as to the same number of Series B Warrants exercised.

The Warrant Amendments allowed a holder to elect to receive Pre-Funded Warrants upon exercise of Series B Warrants and Series C Warrants in lieu of shares of the Company’s common stock, at a purchase price of $8.1588 per warrant exercised and an exercise price of $0.0012 per Pre-Funded Warrant.

Net cash proceeds from the March Warrant Amendment, the June Warrant Amendment, and the September 2024 Warrant Amendment were $1.2 million, $0.3 million and $0.4 million, respectively, after deducting underwriter commissions and offering expenses. The Warrant Amendments were entered into to encourage the exercise of Series B Warrants in order to obtain capital to meet the Minimum Stockholders’ Equity Requirement as more fully discussed in Note 1. Organization and Basis of Presentation. The Warrant Amendments neither changed the number of shares of common stock underlying each series of warrants nor its equity classification. The incremental change in fair value from the Warrant Amendments was accounted for as equity issuance costs and recognized within additional paid-in capital in the balance sheets.

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

Warrants

Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of March 31, 2025. The following table is a summary of the Company’s warrants outstanding as of March 31, 2025:

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

__________________

(1)
The Modified Series A Warrants and Modified Series C Warrants represent Series A Warrants and Series C Warrants, respectively, modified under the September 2024 Exercise Price Warrant Amendment.

Stock-Based Compensation

Stock Options

In January 2025, the number of shares of common stock available for issuance under the 2013 Equity Incentive Award Plan (the “2013 Plan”) was increased by 89,161 shares as a result of the automatic increase provision in the 2013 Plan. Stock-based compensation expense includes charges related to stock option grants. The Company measures stock-based compensation expense based on the grant date fair value of any awards granted to its employees. Such expense is recognized over the period of time that employees provide service and earn rights to the awards.

During the three months ended March 31, 2025, the Company granted stock options to purchase 143,915 shares of the Company’s common stock. During the three months ended March 31, 2024, no options were granted.

The following assumptions were used in estimating the grant date fair value of options issued during the three months ended March 31, 2025:

Risk free interest rate	4.38-4.39%
Expected option term (in years)	5.8 - 6.0
Volatility of common stock	99% - 107.3%
Expected dividend yield	0.0%

Employee Stock Purchase Plan

Stock-based compensation expense also includes charges related to common stock issued under the Amended and Restated 2013 Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date. The offering period is determined by the compensation committee and may be up to 27 months long. Current offering periods commence on each of September 1 and March 1 during the term. Purchase dates will be set for the last trading day in each six-month period and will occur on each of August 31 and February 28 (unless such days are not trading days). In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 14,860 shares as a result of the automatic increase provision in the ESPP. During the third quarter of 2024, an offering period was initiated. During the three months ended March 31, 2025, there were 6,849 shares of common stock issued pursuant to the Company’s ESPP, for gross proceeds of approximately $25,000.

During the three months ended March 31, 2024, no employees participated in the ESPP plan and as such, no ESPP awards were valued using the Black-Scholes option pricing-model. The estimated fair value of each ESPP award granted was determined on the date of purchase using the Black-Scholes option-pricing valuation model with the following assumptions for the three months ended March 31, 2025,:

Risk free interest rate	4.3%
Expected option term (in years)	0.5
Volatility of common stock	91.5%
Expected dividend yield	0.0%

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$4,373	$1,215
Selling, general and administrative	80,011	252,814
Total stock-based compensation expense	$84,384	$254,029

	Three Months Ended March 31,
	2025	2024
Stock options	$77,638	$254,029
ESPP	6,746	—
Total stock-based compensation expense	$84,384	$254,029

As of March 31, 2025, there was approximately $0.9 million of unrecognized compensation costs related to outstanding options, which are expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2025, there was approximately $18,000 of unrecognized compensation costs related to the ESPP, which are expected to be recognized over a weighted-average period of 0.4 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company records sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended March 31, 2025 and 2024, approximately $2.6 million and $1.5 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of March 31, 2025, unreimbursed commercialization costs to Eversana were approximately $77.5 million. Such costs will generally be payable only as net product profits are recognized or upon certain termination events. Eversana receives reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

The Company's net profits were negative for the two preceding calendar quarters as of March 31, 2025, and therefore, Eversana or the Company could have exercised the Net Profit Quarterly Termination Right (“NPQTR”) during the 60-day period after quarter-end. Since the note payable and accrued interest payable could be accelerated by Eversana by terminating the Eversana Agreement as of March 31, 2025, those payments were recorded as current liabilities as of March 31, 2025. Each party continues to have the option to exercise the NPQTR for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters.

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

6. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information including budget-versus-actual results and cash projections on an aggregate basis when assessing performance for allocating financial and personnel resources. The Company is not organized by market and is managed and operated as one business.

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

The following table summarizes the Company’s financial data for its development and commercialization of pharmaceutical products segment:

	Three Months Ended March 31,
	2025	2024
Net product sales	$3,080,158	$1,735,490

Less:
Cost of goods sold	(41,613)	(92,529)
Eversana profit sharing	(2,618,135)	(1,475,261)
Employee expenses	(638,099)	(696,801)
Professional fees	(704,629)	(503,717)
Stock-based compensation	(84,384)	(254,029)
Sales and marketing expenses	(188,668)	(163,797)
Other operating expenses(1)	(106,373)	(50,576)
Interest income	118,853	46,058
Interest expense (non-cash)	(123,288)	(124,658)
Total segment costs loss and net loss	$(1,306,178)	$(1,579,820)

________________

(1) Includes ongoing product development costs, occupancy costs (including rent and utilities), administrative costs, travel and business taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.

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

In January 2020, we entered into a commercial services agreement with Eversana, or the Eversana Agreement, for the commercialization of Gimoti. Pursuant to the Eversana Agreement, Eversana commercializes and distributes Gimoti in the United

States. Eversana also manages the marketing of Gimoti to targeted health care providers, as well as the sales and distribution of Gimoti in the United States. Eversana also provided a $5 million revolving credit facility, or the Eversana Credit Facility, that became available upon FDA approval of the Gimoti NDA. In 2020, we borrowed $5 million under the Eversana Credit Facility, which expires on December 31, 2026, unless terminated earlier pursuant to its terms.

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

As of March 31, 2025, we had cash and cash equivalents of approximately $12.6 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. We believe, based on our current operating plan, excluding any potential early repayment of the Eversana Credit Facility, that our existing cash and cash equivalents as of March 31, 2025, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the second quarter of 2026. However, should Eversana terminate the Eversana Agreement under the NPQTR (as defined in Note 1. Organization and Basis of Presentation to our financial statements), repayment of the Eversana Credit Facility, in addition to our other ongoing obligations, would raise substantial doubt about our ability to continue as a going concern. As such, we have concluded there is substantial doubt about our ability to continue as a going concern as our existing cash on hand as of March 31, 2025, is not sufficient to fund our operations 12 months from the issuance of this Quarterly Report on Form 10-Q. This period could be further shortened if future net sales of Gimoti are less than expected or if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Nasdaq Listing and Reverse Stock Split

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (“Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and, following a hearing before the Nasdaq Hearings Panel (the “Panel”), and several quarters in which we demonstrated continued compliance with the Minimum Stockholders’ Equity Requirements, we were notified on June 4, 2024, that the Panel determined that we had regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a discretionary panel monitor through June 4, 2025. If, within that one-year monitoring period, we fail to maintain compliance with any Nasdaq continued listing requirement, the Listing Qualifications Staff (the “Staff”) of Nasdaq will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other revenue metrics continue to increase. Net product sales during the quarter ended March 31, 2025 were approximately $3.1 million which is a $1.3 million increase compared to net product sales for the quarter ended March 31, 2024. ASPN Pharmacy, or ASPN, serves as the non-dispensing pharmacy hub for Gimoti. ASPN offers a seamless path for processing and filling prescriptions, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. ASPN improves the proportion of prescriptions covered by insurance payors through increased patient communication and electronic automation of processes and speed of communication. We added several new dispensing pharmacies to our pharmacy platform during the year ended December 31, 2024, which has allowed for better insurance coverages by mitigating geographic and pharmacy benefit manager restrictions to filling prescriptions, and plan to continue this expansion throughout 2025. Adding dispensing pharmacies has also added redundancy and capacity to fill prescriptions and reduced reliance on having a single dispensing pharmacy partner. ASPN continues to process inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers, and reduced reliance on savings programs.

There were approximately 1,793 new inbound prescriptions into the ASPN reimbursement center during the quarter ended March 31, 2025, which is a 25% increase compared to the quarter ended March 31, 2024. Patients who have an opportunity to refill the product (that is, patients who have completed their first fill and have additional refills on their prescription) received a refill approximately 70% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 9.6% during the quarter ended March 31, 2025.

The ASPN team accesses the Medicare and Medicaid systems to facilitate product reimbursement submissions for patients seeking treatment. For the three months ended March 31, 2025, these government programs made up approximately 31% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through March 31, 2025, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist or a nurse practitioner or physician assistant on their staff.

Key Opinion Leaders, or KOLs, have presented data regarding the safety profile for Gimoti and we expect KOLs will present additional data in the future. Data presented at the May 2024 Digestive Disease Week indicated a far lower incidence of tardive dyskinesia, or TD, than previously published. This retrospective data was generated from a U.S. based database covering over 270 million patient lives. The outcome showed a 0.12% incidence of TD for gastroparesis patients taking any form of metoclopramide for any diagnosis.

At the May 2023 Digestive Disease Week conference, a head-to-head (oral v. nasal metoclopramide), real world evidence data in 514 patients was presented. Compared to patients in the oral metoclopramide cohort, patients taking Gimoti experienced fewer visits to a physician’s office and emergency room (60% reduction), and had fewer inpatient admissions (68% reduction) compared to oral metoclopramide. To our knowledge, this study is the first such head-to-head data ever to be presented regarding the product and a clear support for improved outcomes for patients using Gimoti. This data was further validated in October 2023 at the American College of Gastroenterology conference, when the related cost data was presented at a plenary session showing a $15,000 savings for those patients taking Gimoti compared to oral metoclopramide over the six-month period following initiation of therapy. In October 2024 during the American College of Gastroenterology meeting, additional data related to the comparative study between Gimoti and oral metoclopramide showed a similar benefit for persons also taking GLP-1 treatments. This continues to be an area of interest for gastroenterologists who are more frequently seeing patients with delayed gastric emptying accompanying GLP-1 following initiation of therapy. These data have recently been provided to our commercialization field force to inform physicians and payers of the potential benefits seen in these real-world trials.

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

All of our research and development expenses to date have been incurred in connection with the development of Gimoti. Since FDA approval of Gimoti in June 2020, research and development costs have decreased and shifted to commercialization and selling costs. We are waiting for feedback from the FDA related to the design of an FDA post-marketing commitment single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti to accommodate patients that may require further dosage adjustments. We are unable to estimate with any certainty the costs we will incur related to this trial, or the regulatory review of such lower dosage of Gimoti, though such costs may be significant and will substantially increase research and development expenses once this trial is initiated. We may also incur additional costs to the extent we pursue additional clinical trials to expand the indication of Gimoti. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Other Developments

The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. These actions, as well as retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets. Although we are actively monitoring the tariff developments and analyzing the potential impacts, we currently do not expect them to have a material impact on our business or results of operations.

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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net product sales	$3,080,158	$1,735,490	$1,344,668	77%
Cost of goods sold	$41,613	$92,529	$(50,916)	-55%
Research and development expenses	$42,783	$4,645	$38,138	821%
Selling, general and administrative expenses	$4,297,505	$3,139,536	$1,157,969	37%

Net Product Sales. Net product sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by approximately $1.3 million. The increase in product sales during 2025 is due to the increased conversion rate due to the expanded pharmacy network, a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption and patients re-filling prescriptions at a higher rate.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 decreased by approximately $51,000. The decrease in costs of goods sold during 2025 is primarily due to timing of stability testing on commercial product batches which was partially offset by an overall increase in sales and related costs

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by approximately $38,000 due to miscellaneous product development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by approximately $1.2 million primarily due to an increase of $1.2 million in marketing and Eversana profit sharing amounts as a direct result of an increase in net product sales, and increase of

$0.2 million in professional fees primarily as a result of expensing the deferred offering costs associated with the filing of a shelf registration statement in August 2024 and a $0.1 million increase in product liability insurance and other costs associated with being a public company. These increases were partially offset by a decrease of $0.3 million in wages, taxes and employee insurance, including a $0.2 million decrease in stock-based compensation expense.

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

As of March 31, 2025, we had approximately $12.6 million in cash and cash equivalents. We anticipate that we will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support our operations. Both we and Eversana may terminate the commercial services agreement (as described in Note 5. Commercial Services and Loan Agreements with Eversana), pursuant to the NPQTR (as defined in Note 5); however, we have no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement (as described in Note 5) would also be terminated and we would be responsible for repaying the principal and accrued interest on the loan, which was $7.2 million as of March 31, 2025, within 90 days of the effective date of the termination. In addition, we would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but we believe they would be substantial. As a result, management believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Sources and Uses of Our Cash

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash used in operating activities	$(997,509)	$(2,579,390)	$1,581,881
Net cash provided by financing activities	$24,999	$7,542,719	$(7,517,720)
Net (decrease) increase in cash and cash equivalents	$(972,510)	$4,963,329	$(5,935,839)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, commercial sales of Gimoti, and other general operations. The cash used in operating activities during the three months ended March 31, 2025 and 2024 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities during the remainder of 2025 will be in-line with cash used during similar periods in 2024 because growing sales are expected to offset commercialization activities, including manufacturing Gimoti, and the planned post-marketing commitment to conduct a single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti.

Financing Activities. During the three months ended March 31, 2025, cash provided by financing activities was $24,999 due to the issuance of 6,849 shares of common stock pursuant to our employee stock purchase plan. No shares were issued during the three months ended March 31, 2024. During three months ended March 31, 2024, cash provided by financing activities was $7.5 million primarily due to the sale of 437,853 shares of common stock at $8.16 per share and 642,626 Pre-Funded Warrants at $8.1588 per share.

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

As required by SEC Rule 13a-15(b), as of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025 other than the following:

Changes to United States tariff and import/export regulations may have a negative effect on us.

The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of U.S. trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. Shifts in trade policy—whether through legislation, executive action, or international negotiation—could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the United States and its key partners. We currently depend on third-party contract manufacturers for starting materials, the final drug substance and nasal spray delivery device for Gimoti, including Cosma located in Italy as the sole-source supplier of metoclopramide, and Thermo Fisher Scientific Inc. located in France, as the sole manufacturer of Gimoti. As a result of these tariff and trade developments, we could experience a negative impact to our costs for Gimoti from our third-party manufacturers, or may experience supply chain disruptions. Any of these factors could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36075	8/13/2024	3.3

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	8/1/2024	3.1

3.5	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2

4.2	Form of Series A Warrant	S-1/A	333-275443	1/11/2024	4.3

4.3	Form of Series B Warrant	S-1/A	333-275443	1/11/2024	4.4

4.4	Form of Series C Warrant	S-1/A	333-275443	1/11/2024	4.5

4.5	Form of Representative Warrant	S-1/A	333-275443	2/14/2024	4.1

4.6	Form of Warrant Amendment	8-K	001-36075	3/25/2024	4.1

4.7	Form of Warrant Amendment	8-K	001-36075	6/20/2024	4.1

4.8	Form of Exercise Price Warrant Amendment	8-K	001-36075	9/27/2024	4.1

4.9	Form of Series C Vesting Warrant Amendment	8-K	001-36075	9/27/2024	4.2

10.1	Amended and Restated Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
File because its XBRL tags are embedded within the inline XBRL document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Evoke Pharma, Inc.

Date: May 13, 2025	By:	/s/ Matthew J. D'Onofrio
Matthew J. D’Onofrio Chief Executive Officer (Principal Executive Officer)

Evoke Pharma, Inc.

Date: May 13, 2025	By:	/s/ Mark Kowieski
Mark Kowieski Chief Financial Officer (Principal Financial and Accounting Officer)