Form 10-Q
period 2025-06-30
Evoke Pharma Inc
filed 2025-08-14
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 1,558,465 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,059,072	$13,596,600
Accounts receivable, net of allowance for credit losses of $0	2,905,443	2,420,373
Prepaid expenses	288,572	731,945
Inventories	641,872	445,081
Other current assets	36,119	43,898
Total current assets	15,931,078	17,237,897
Operating lease right-of-use asset	122,938	154,184
Deferred offering costs	—	120,614
Other long-term assets	6,312	6,312
Total assets	$16,060,328	$17,519,007
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable and accrued expenses	$3,588,290	$2,341,191
Accrued compensation	607,139	865,650
Operating lease liability	63,769	59,533
Note payable	5,000,000	5,000,000
Accrued interest payable	2,361,610	2,113,665
Total current liabilities	11,620,808	10,380,039
Operating lease liability, net of current portion	65,028	100,958
Total liabilities	11,685,836	10,480,997
Commitments and contingencies
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 as of June 30, 2025 and December 31, 2024; issued and outstanding shares — zero as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 100,000,000 and 50,000,000 as of June 30, 2025 and December 31, 2024, respectively; issued and outstanding shares — 1,492,858 and 1,486,009 as of June 30, 2025 and December 31, 2024, respectively	149	149
Additional paid-in capital	136,043,129	135,829,493
Accumulated deficit	(131,668,786)	(128,791,632)
Total stockholdersʼ equity	4,374,492	7,038,010
Total liabilities and stockholdersʼ equity	$16,060,328	$17,519,007

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product sales	$3,752,142	$2,551,366	$6,832,300	$4,286,856
Operating expenses:
Cost of goods sold	167,679	41,478	209,292	134,007
Research and development	8,413	—	51,196	4,645
Selling, general and administrative	5,134,902	3,733,450	9,432,407	6,872,986
Total operating expenses	5,310,994	3,774,928	9,692,895	7,011,638
Loss from operations	(1,558,852)	(1,223,562)	(2,860,595)	(2,724,782)
Other income (expense):
Interest income	112,534	81,001	231,386	127,059
Interest expense	(124,658)	(124,657)	(247,945)	(249,315)
Total other expense	(12,124)	(43,656)	(16,559)	(122,256)
Net loss	$(1,570,976)	$(1,267,218)	$(2,877,154)	$(2,847,038)
Net loss per share of common stock, basic and diluted	$(0.62)	$(0.93)	$(1.13)	$(2.69)
Weighted-average shares used to compute basic and diluted net loss per share	2,553,174	1,363,525	2,550,941	1,060,166

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	1,486,009	$149	$135,829,493	$(128,791,632)	$7,038,010
Stock-based compensation expense	—	—	84,384	—	84,384
Issuance of common stock pursuant to the ESPP	6,849	—	24,999	—	24,999
Net loss	—	—	—	(1,306,178)	(1,306,178)
Balance as of March 31, 2025	1,492,858	149	135,938,876	(130,097,810)	5,841,215
Stock-based compensation expense	—	—	104,253	—	104,253
Net loss	—	—	—	(1,570,976)	(1,570,976)
Balance as of June 30, 2025	1,492,858	$149	$136,043,129	$(131,668,786)	$4,374,492

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2024	278,558	$28	$120,859,873	$(123,439,438)	$(2,579,537)
Stock-based compensation expense	—	—	254,029	—	254,029
Issuance of common stock, Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants, net of issuance costs	427,886	43	6,172,580	—	6,172,623
Amendment and issuance of common stock and Pre-Funded Warrants from the March 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	9,967	1	1,229,873	—	1,229,874
Net loss	—	—	—	(1,579,820)	(1,579,820)
Balance as of March 31, 2024	716,411	72	128,516,355	(125,019,258)	3,497,169
Stock-based compensation expense	—	—	126,578	—	126,578
Issuance of common stock from cashless exercise of Pre-Funded Warrants	18,425	1	(1)	—	—
Amendment and issuance of Pre-Funded Warrants from exercise of Series B Warrants, net of issuance costs	—	—	308,429	—	308,429
Net loss	—	—	—	(1,267,218)	(1,267,218)
Balance as of June 30, 2024	734,836	$73	$128,951,361	$(126,286,476)	$2,664,958

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(2,877,154)	$(2,847,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	188,637	380,607
Non-cash interest expense	247,945	249,315
Non-cash operating lease expense	38,294	—
Change in operating assets and liabilities:
Accounts receivable	(485,070)	(1,329,932)
Prepaid expenses and other assets	571,766	521,961
Inventories	(196,791)	(62,925)
Accounts payable and accrued expenses	1,247,099	586,220
Accrued compensation	(258,511)	(898,213)
Operating lease liabilities	(38,742)	—
Net cash used in operating activities	(1,562,527)	(3,400,005)
Financing activities
Proceeds from February 2024 Offering	—	6,718,211
Payment of February 2024 Offering costs	—	(426,293)
Proceeds from amendment and exercise of Series B Warrants, net of issuance costs	—	1,546,497
Proceeds from the issuance of common stock pursuant to the ESPP	24,999	—
Net cash provided by financing activities	24,999	7,838,415
Net (decrease) increase in cash and cash equivalents	(1,537,528)	4,438,410
Cash and cash equivalents at beginning of period	13,596,600	4,739,426
Cash and cash equivalents at end of period	$12,059,072	$9,177,836

Supplemental disclosure of non-cash investing and financing activities
Warrant amendment costs included in accounts payable and accrued expenses	$—	$8,190

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of June 30, 2025 the Company had approximately $12.1 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Both the Company and Eversana may terminate the commercial services and loan agreement (as described in Note 5. Commercial Services and Loan Agreements with Eversana), pursuant to the Net Profit Quarterly Termination Right (NPQTR) (as defined in Note 5); however, the Company has no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement, as described in Note 5, would also be terminated and the Company would be responsible for repaying the principal and accrued interest on the loan, which was $7.4 million as of June 30, 2025, within 90 days of the effective date of the termination. In addition, the Company would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but the Company believes they would be substantial. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair statement of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2024, has been derived from the audited financial statements at that date.

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts receivable and accounts payable and accrued expenses, are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the note payable approximates fair value since the debt is due on demand as of June 30, 2025 and the carrying value is the settlement value, which is a Level 2 input within the fair value hierarchy.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of allowance for credit losses, if any. The Company evaluates its estimate of expected credit losses based on a combination of factors, including historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates. The allowance for credit losses was zero as of both June 30, 2025 and December 31, 2024 and no provision for credit losses was recorded for the three and six months ended June 30, 2025 and 2024.

Inventories

The Company's inventories consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Raw materials	$294,601	$257,467
Finished goods	347,271	187,614
Total inventories	$641,872	$445,081

Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. The Company’s raw materials inventories are held at its third-party suppliers and its finished goods inventories are held on consignment by Eversana and distributing pharmacies.

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

Product revenues are recognized net of any applicable variable consideration. The Company uses judgment to estimate variable consideration including (i) Medicaid and Medicare program rebates, (ii) sales related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts and (iii) co-pay assistance. The Medicaid and Medicare program rebates are determined based on statutory provisions and are estimated based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $0.2 million were recorded as accounts payables and accrued expenses in the condensed balance sheets as of both June 30, 2025 and December 31, 2024.

Co-pay assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay assistance liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplates application of the constraint in accordance with the guidance, under which it determines a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which could affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $0.2 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively, are classified as accounts payable and accrued expenses in the condensed balance sheets.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Warrants to purchase common stock	792,731	3,266,107
Common stock options	278,343	54,540
Total excluded securities	1,071,074	3,320,647

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

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. Many of the tax provisions of the OBBBA are designed to accelerate tax deductions, which could lead to lower cash tax payments. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. While the Company continues to assess the impact of the tax provisions of the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on the Company’s statement of operations.

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

Upon expiration of the Short-Term Lease, the Company entered into an amendment for the same office space in Solana Beach commencing on November 1, 2024 and expiring on March 31, 2027 (the “Current Lease”). As the Current Lease agreement did not include an implicit rate, the Company estimated the incremental borrowing rate of 10% utilized to discount future minimum lease payments based on information available at lease commencement. Operating lease expense for the Current Lease is recognized on a straight-line basis over the lease term. The Company recognized a right-of-use asset obtained in exchange for new lease obligations of $0.2 million upon commencement of the Current Lease. The new lease liability obligation is recorded in operating lease liability and operating lease liability, net of current portion in the balance sheets. As of June 30, 2025, the remaining lease term was 1.8 years.

The following table summarizes supplemental lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease costs(1)	$19,147	$18,966	$39,254	$37,902
Cash paid for leases(1)	$19,371	$18,966	$38,742	$37,902
(1)
During the three and six months ended June 30, 2024, lease costs and cash paid for leases were wholly attributable to short-term leases. For all periods presented, variable lease costs included in general and administrative expense were immaterial.

Future lease payments as of June 30, 2025 were as follows:

Years Ending December 31,
2025 (Remainder)	$39,128
2026	80,207
2027	20,551
Total future lease payments	139,886
Less: imputed interest	(11,089)
Total lease liability	$128,797

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

As of June 30, 2025, there have been no shares of common stock, preferred stock, debt securities, warrants, and/or units issued under the Shelf Registration Statement.

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

The Company did not issue any shares of common stock pursuant to the ATM Offering during the three months and six months ended June 30, 2025.

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

Warrants

Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of June 30, 2025. The following table is a summary of the Company’s warrants outstanding as of June 30, 2025:

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

During the six months ended June 30, 2025 and 2024, the Company granted stock options to purchase 152,328 and 6,352 shares of the Company’s common stock, respectively.

The following assumptions were used in estimating the grant date fair value of options issued during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk free interest rate	4.18%	4.46%	4.18%-4.39%	4.46%
Expected option term (in years)	5.5	5.5	5.5-6.0	5.5
Volatility of common stock	99.98%	107.11%	99.0%- 107.3%	107.11%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

Stock-based compensation expense also includes charges related to common stock issued under the Amended and Restated 2013 Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date. The offering period is determined by the compensation committee and may be up to 27 months long. Current offering periods commence on each of September 1 and March 1 during the term. Purchase dates will be set for the last trading day in each six-month period and will occur on each of August 31 and February 28 (unless such days are not trading days). In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 14,860 shares as a result of the automatic increase provision in the ESPP. During the third quarter of 2024, an offering period was initiated. During the six months ended June 30, 2025, there were 6,849 shares of common stock issued pursuant to the Company’s ESPP, for gross proceeds of approximately $25,000.

During the six months ended June 30, 2024, no employees participated in the ESPP plan and as such, no ESPP awards were valued using the Black-Scholes option pricing-model. The estimated fair value of each ESPP award granted was determined on the date of purchase using the Black-Scholes option-pricing valuation model with the following assumptions for the six months ended June 30, 2025:

Risk free interest rate	4.3%
Expected option term (in years)	0.5
Volatility of common stock	91.5%
Expected dividend yield	0.0%

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$—	$4,373	$1,215
Selling, general and administrative	104,253	126,578	184,264	379,392
Total stock-based compensation expense	$104,253	$126,578	$188,637	$380,607

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$93,335	$126,578	$170,973	$380,607
ESPP	10,918	—	17,664	—
Total stock-based compensation expense	$104,253	$126,578	$188,637	$380,607

As of June 30, 2025, there was approximately $0.8 million of unrecognized compensation costs related to outstanding options, which are expected to be recognized over a weighted-average period of 2.8 years.

As of June 30, 2025, there was approximately $7,000 of unrecognized compensation costs related to the ESPP, which are expected to be recognized over a weighted-average period of 0.2 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company records sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended June 30, 2025 and 2024, approximately $3.2 million and $2.2 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the six months ended June 30, 2025 and 2024, approximately $5.8 million and $3.6 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of June 30, 2025, unreimbursed commercialization costs to Eversana were approximately $79.8 million. Such costs will generally be payable only as net product profits are recognized or upon certain termination events. Eversana receives reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

The Company's net profits were negative for the two preceding calendar quarters as of June 30, 2025, and therefore, Eversana or the Company could have exercised the Net Profit Quarterly Termination Right (“NPQTR”) during the 60-day period after quarter-end. Since the note payable and accrued interest payable could be accelerated by Eversana by terminating the Eversana Agreement as of June 30, 2025, those payments were recorded as current liabilities as of June 30, 2025. Each party continues to have the option to exercise the NPQTR for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters. In the event the Company initiates such termination, the Company shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, including pursuant to the NPQTR, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days. If Eversana terminates the Eversana Agreement for convenience, the Company is under no obligation to reimburse Eversana for unreimbursed commercialization costs.

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

The Company has no transactions denominated in foreign currencies nor any tangible or intangible property for which it recognizes depreciation or amortization and depreciating assets are not part of the CODMs evaluation or decision-making process.

The following table summarizes the Company’s financial data for its development and commercialization of pharmaceutical products segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product sales	$3,752,142	$2,551,366	$6,832,300	$4,286,856

Less:
Cost of goods sold	(167,679)	(41,478)	(209,292)	(134,007)
Eversana profit sharing	(3,188,997)	(2,168,661)	(5,807,132)	(3,643,922)
Employee expenses	(631,795)	(561,171)	(1,269,894)	(1,257,973)
Professional fees	(927,215)	(624,038)	(1,631,844)	(1,127,755)
Stock-based compensation	(104,253)	(126,578)	(188,637)	(380,607)
Sales and marketing expenses	(172,885)	(203,294)	(361,553)	(367,091)
Other operating expenses(1)	(118,170)	(49,708)	(224,543)	(100,283)
Interest income	112,534	81,001	231,386	127,059
Interest expense (non-cash)	(124,658)	(124,657)	(247,945)	(249,315)
Total segment costs loss and net loss	$(1,570,976)	$(1,267,218)	$(2,877,154)	$(2,847,038)

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

As of June 30, 2025, we had cash and cash equivalents of approximately $12.1 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. We believe, based on our current operating plan, excluding any potential early repayment of the Eversana Credit Facility, that our existing cash and cash equivalents as of June 30, 2025, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the third quarter of 2026. However, should Eversana terminate the Eversana Agreement under the NPQTR (as defined in Note 1. Organization and Basis of Presentation to our financial statements), repayment of the Eversana Credit Facility, in addition to our other ongoing obligations, would raise substantial doubt about our ability to continue as a going concern. As such, we have concluded there is substantial doubt about our ability to continue as a going concern as our existing cash on hand as of June 30, 2025, is not sufficient to fund our operations 12 months from the issuance of this Quarterly Report on Form 10-Q. This period could be further shortened if future net sales of Gimoti are less than expected or if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. We anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Nasdaq Listing and Reverse Stock Split

On May 24, 2023, we received a written notice from Nasdaq indicating that, based on our stockholders’ equity of $2.1 million as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (“Minimum Stockholders’ Equity Requirement”). As required by Nasdaq, we submitted our plan to regain compliance with the Minimum Stockholders’ Equity Requirement and, following a hearing before the Nasdaq Hearings Panel (the “Panel”), and several quarters in which we demonstrated continued compliance with the Minimum Stockholders’ Equity Requirements, we were notified on June 4, 2024, that the Panel determined that we had regained compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we were subject to a discretionary panel monitor through June 4, 2025. On June 20, 2025, we received a letter from Nasdaq indicating that we had regained compliance with the Minimum Stockholder’s Equity Requirements and were no longer under a panel monitor.

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

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other revenue metrics continue to increase. Net product sales during the quarter ended June 30, 2025 were approximately $3.7 million which is a $0.7 million increase compared to net product sales for the quarter ended March 31, 2025. ASPN Pharmacy, or ASPN, serves as the non-dispensing pharmacy hub for Gimoti. ASPN offers a seamless path for processing and filling prescriptions, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. ASPN improves the proportion of prescriptions covered by insurance payors through increased patient communication and electronic automation of processes and speed of communication. We continue to add new dispensing pharmacies to the ASPN platform, which has allowed for better insurance coverages by mitigating geographic and pharmacy benefit manager restrictions to filling prescriptions, and plan to continue this expansion throughout 2025. Adding dispensing pharmacies has also added redundancy and capacity to fill prescriptions and reduced reliance on any one of our dispensing pharmacy partners. ASPN continues to process inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers, and reduced reliance on savings programs.

There were approximately 1,960 new inbound prescriptions into the ASPN reimbursement center during the quarter ended June 30, 2025, which is a 9.3% increase compared to the quarter ended March 31, 2025. Patients who have an opportunity to refill the product (that is, patients who have completed their first fill and have additional refills on their prescription) received a refill approximately

70% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 9.0% during the quarter ended June 30, 2025.

The ASPN team conducts benefit verification and facilitates the prior authorization process across all payer types for patients prescribed Gimoti. For the six months ended June 30, 2025, these government programs made up approximately 30% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through June 30, 2025, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist or a nurse practitioner or physician assistant on their staff.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net product sales	$3,752,142	$2,551,366	$1,200,776	47%
Cost of goods sold	$167,679	$41,478	$126,201	304%
Research and development expenses	$8,413	$—	$8,413	100%
Selling, general and administrative expenses	$5,134,902	$3,733,450	$1,401,452	38%

Net Product Sales. Net product sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by approximately $1.2 million. The increase in product sales during 2025 is due to the increased conversion rate due to the expanded pharmacy network, a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption and patients re-filling prescriptions at a higher rate.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by approximately $126,000. The increase in costs of goods sold during 2025 is primarily due to timing of stability testing on commercial product batches.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by approximately $8,000 due to miscellaneous product development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by approximately $1.4 million primarily due to an increase of $1.0 million in marketing and Eversana profit sharing amounts as a direct result of an increase in net product sales, an increase of 0.3 million in professional fees and a $0.1 million increase in product liability insurance and other costs associated with being a public company.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net product sales	$6,832,300	$4,286,856	$2,545,444	59%
Cost of goods sold	$209,292	$134,007	$75,285	56%
Research and development expenses	$51,196	$4,645	$46,551	1002%
Selling, general and administrative expenses	$9,432,407	$6,872,986	$2,559,421	37%

Net Product Sales. Net product sales for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by approximately $2.5 million. The increase in product sales during 2025 is due to the increased conversion rate due to the expanded pharmacy network, a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption and patients re-filling prescriptions at a higher rate.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by approximately $0.1 million. The increase in costs of goods sold during 2025 is primarily due to timing of stability testing on commercial product batches.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by approximately $47,000 due to miscellaneous product development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by approximately $2.6 million primarily due to an increase of $2.2 million in marketing and Eversana profit sharing amounts as a direct result of an increase in net product sales, an increase of $ 0.4 million in professional fees and a $0.2 million increase in product liability insurance and other costs associated with being a public company. These increases were partially offset by a $0.2 million decrease in stock-based compensation expense.

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

As of June 30, 2025, we had approximately $12.1 million in cash and cash equivalents. We anticipate that we will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support our operations. Both we and Eversana may terminate the commercial services agreement (as described in Note 5. Commercial Services and Loan Agreements with Eversana), pursuant to the NPQTR (as defined in Note 5); however, we have no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement (as described in Note 5) would also be terminated and we would be responsible for repaying the principal and accrued interest on the loan, which was $7.4 million as of June 30, 2025, within 90 days of the effective date of the termination. In addition, we would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but we believe they would be substantial. As a result, management believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. This would materially and adversely affect our near-term liquidity needs and cash runway. We anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Sources and Uses of Our Cash

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash used in operating activities	$(1,562,527)	$(3,400,005)	$1,837,478
Net cash provided by financing activities	$24,999	$7,838,415	$(7,813,416)
Net (decrease) increase in cash and cash equivalents	$(1,537,528)	$4,438,410	$(5,975,938)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, commercial sales of Gimoti, and other general operations. The cash used in operating activities during the six months ended June 30, 2025 and 2024 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities during the remainder of 2025 will be in-line with cash used during similar periods in 2024 because growing sales are expected to offset commercialization activities, including manufacturing Gimoti.

Financing Activities. During the six months ended June 30, 2025, cash provided by financing activities was $24,999 due to the issuance of 6,849 shares of common stock pursuant to our employee stock purchase plan. No shares were issued during the six months ended June 30, 2024. During six months ended June 30, 2024, cash provided by financing activities was $7.8 million primarily due to the sale of 437,853 shares of common stock at $8.16 per share and 683,475 Pre-Funded Warrants at $8.1588 per share.

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

As required by SEC Rule 13a-15(b), as of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025, other than the following:

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

In addition, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of Gimoti.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product.

Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price increase disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

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

Evoke Pharma, Inc.

Date: August 14, 2025	By:	/s/ Matthew J. D'Onofrio
Matthew J. D’Onofrio Chief Executive Officer (Principal Executive Officer)

Evoke Pharma, Inc.

Date: August 14, 2025	By:	/s/ Mark Kowieski
Mark Kowieski Chief Financial Officer (Principal Financial and Accounting Officer)