Form 10-Q
period 2025-09-30
Evoke Pharma Inc
filed 2025-11-13
CIK 1403708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 1,722,409 shares of common stock outstanding.

Evoke pharma, inc.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Evoke Pharma, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,576,010	$13,596,600
Accounts receivable, net of allowance for credit losses of $0	3,190,486	2,420,373
Prepaid expenses	136,295	731,945
Inventories	599,908	445,081
Other current assets	33,708	43,898
Total current assets	15,536,407	17,237,897
Operating lease right-of-use asset	106,714	154,184
Deferred offering costs	—	120,614
Other long-term assets	6,312	6,312
Total assets	$15,649,433	$17,519,007
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable and accrued expenses	$3,916,295	$2,341,191
Accrued compensation	770,915	865,650
Operating lease liability	65,968	59,533
Note payable	5,000,000	5,000,000
Accrued interest payable	2,487,638	2,113,665
Total current liabilities	12,240,816	10,380,039
Operating lease liability, net of current portion	46,381	100,958
Total liabilities	12,287,197	10,480,997
Commitments and contingencies
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; authorized shares — 5,000,000 as of September 30, 2025 and December 31, 2024; issued and outstanding shares — zero as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; authorized shares — 100,000,000 as of September 30, 2025 and December 31, 2024; issued and outstanding shares — 1,722,409 and 1,486,009 as of September 30, 2025 and December 31, 2024, respectively	172	149
Additional paid-in capital	136,187,058	135,829,493
Accumulated deficit	(132,824,994)	(128,791,632)
Total stockholdersʼ equity	3,362,236	7,038,010
Total liabilities and stockholdersʼ equity	$15,649,433	$17,519,007

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product sales	$4,283,979	$2,654,186	$11,116,279	$6,941,042
Operating expenses:
Cost of goods sold	101,977	104,024	311,269	238,031
Research and development	5,320	11,677	56,516	16,322
Selling, general and administrative	5,314,370	3,824,142	14,746,777	10,697,128
Total operating expenses	5,421,667	3,939,843	15,114,562	10,951,481
Loss from operations	(1,137,688)	(1,285,657)	(3,998,283)	(4,010,439)
Other income (expense):
Interest income	107,507	99,294	338,894	226,353
Interest expense	(126,027)	(126,027)	(373,973)	(375,342)
Total other expense	(18,520)	(26,733)	(35,079)	(148,989)
Net loss	$(1,156,208)	$(1,312,390)	$(4,033,362)	$(4,159,428)
Net loss per share of common stock, basic and diluted	$(0.45)	$(0.94)	$(1.58)	$(3.01)
Weighted-average shares used to compute basic and diluted net loss per share	2,557,408	1,399,882	2,553,121	1,381,703

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	1,486,009	$149	$135,829,493	$(128,791,632)	$7,038,010
Stock-based compensation expense	—	—	84,384	—	84,384
Issuance of common stock pursuant to the ESPP	6,849	—	24,999	—	24,999
Net loss	—	—	—	(1,306,178)	(1,306,178)
Balance as of March 31, 2025	1,492,858	149	135,938,876	(130,097,810)	5,841,215
Stock-based compensation expense	—	—	104,253	—	104,253
Net loss	—	—	—	(1,570,976)	(1,570,976)
Balance as of June 30, 2025	1,492,858	149	136,043,129	(131,668,786)	4,374,492
Stock-based compensation expense	—	—	105,056	—	105,056
Issuance of common stock pursuant to the ESPP	12,588	1	38,895	—	38,896
Issuance of common stock upon cashless exercise of Pre-Funded Warrants	94,646	10	(10)	—	—
Issuance of common stock upon cashless exercise of Modified Series A Warrants	122,317	12	(12)	—	—
Net loss	—	—	—	(1,156,208)	(1,156,208)
Balance as of September 30, 2025	1,722,409	$172	$136,187,058	$(132,824,994)	$3,362,236

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2024	278,558	$28	$120,859,873	$(123,439,438)	$(2,579,537)
Stock-based compensation expense	—	—	254,029	—	254,029
Issuance of common stock, Pre-Funded Warrants, Series A Warrants, Series B Warrants, and Series C Warrants, net of issuance costs	427,886	43	6,172,580	—	6,172,623
Amendment and issuance of common stock and Pre-Funded Warrants from the March 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	9,967	1	1,229,873	—	1,229,874
Net loss	—	—	—	(1,579,820)	(1,579,820)
Balance as of March 31, 2024	716,411	72	128,516,355	(125,019,258)	3,497,169
Stock-based compensation expense	—	—	126,578	—	126,578
Issuance of common stock from cashless exercise of Pre-Funded Warrants	18,425	1	(1)	—	—
Amendment and issuance of Pre-Funded Warrants from exercise of Series B Warrants, net of issuance costs	—	—	308,429	—	308,429
Net loss	—	—	—	(1,267,218)	(1,267,218)
Balance as of June 30, 2024	734,836	73	128,951,361	(126,286,476)	2,664,958
Stock-based compensation expense	—	—	131,587	—	131,587
Amendment and issuance of common stock from the September 2024 Exercise Price Warrant Amendment of Series A Warrants and Series C Warrants, net of issuance costs	24,509	3	2,532,446	—	2,532,449
Amendment and issuance of common stock from the September 2024 Amendment of Series B Warrants and Series C Warrants, net of issuance costs	51,062	5	370,617	—	370,622
Issuance of common stock from the exercise of Pre-Funded Warrants	84,436	8	93	—	101
Redemption of fractional shares due to reverse stock split	—	—	(191)	—	(191)
Net loss	—	—	—	(1,312,390)	(1,312,390)
Balance as of September 30, 2024	894,843	$89	$131,985,913	$(127,598,866)	$4,387,136

See accompanying notes to these unaudited condensed financial statements.

Evoke Pharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(4,033,362)	$(4,159,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	293,693	512,194
Non-cash interest expense	373,973	375,342
Non-cash operating lease expense	57,440	—
Change in operating assets and liabilities:
Accounts receivable	(770,113)	(1,349,447)
Prepaid expenses and other assets	726,454	749,447
Inventories	(154,827)	(11,568)
Accounts payable and accrued expenses	1,575,104	398,136
Accrued compensation	(94,735)	(733,376)
Operating lease liabilities	(58,112)	—
Net cash used in operating activities	(2,084,485)	(4,218,700)
Financing activities
Proceeds from February 2024 Offering	—	6,718,211
Payment of February 2024 Offering costs	—	(426,293)
Proceeds from March 2024 Warrant Amendment, net of issuance costs	—	1,229,874
Proceeds from June 2024 Warrant Amendment, net of issuance costs	—	308,429
Payment of August 2024 Shelf Registration Statement offering costs	—	(15,500)
Proceeds from September 2024 Exercise Price Amendment, net of issuance costs	—	2,587,010
Proceeds from September 2024 Warrant Amendment, net of issuance costs	—	416,665
Proceeds from exercise of Pre-Funded Warrants	—	101
Redemption of fractional shares due to reverse stock split	—	(191)
Proceeds from the issuance of common stock pursuant to the ESPP	63,895	—
Net cash provided by financing activities	63,895	10,818,306
Net (decrease) increase in cash and cash equivalents	(2,020,590)	6,599,606
Cash and cash equivalents at beginning of period	13,596,600	4,739,426
Cash and cash equivalents at end of period	$11,576,010	$11,339,032

Supplemental disclosure of non-cash investing and financing activities
Cashless exercise of Series A Warrants and Pre-Funded Warrants	$22	$—
August 2024 Shelf Registration Statement costs included in accounts payable and accrued expenses	$—	$99,988
September 2024 Exercise Price Warrant Amendment costs included in accounts and accrued expenses	$—	$54,561
September 2024 Warrant Amendment costs included in accounts payable and accrued expenses	$—	$46,043

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

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of Gimoti. As of September 30, 2025 the Company had approximately $11.6 million in cash and cash equivalents. The Company anticipates that it will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics (“PK”) clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support the Company’s operations. Both the Company and Eversana may terminate the commercial services and loan agreement (as described in Note 5. Commercial Services and Loan Agreements with Eversana), pursuant to the Net Profit Quarterly Termination Right (NPQTR) (as defined in Note 5); however, the Company has no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement, as described in Note 5, would also be terminated and the Company would be responsible for repaying the principal and accrued interest on the loan, which was $7.5 million as of September 30, 2025, within 90 days of the effective date of the termination. In addition, the Company would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but the Company believes they would be substantial. Additionally, as more fully discussed in Note 7. Subsequent Events, if the Merger is completed or the Eversana Agreement is terminated, the Company will owe Eversana an additional $1.0 million. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The carrying amounts of all financial instruments, including accounts receivable and accounts payable and accrued expenses, are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying value of the note payable approximates fair value since the debt is due on demand as of September 30, 2025 and the carrying value is the settlement value, which is a Level 2 input within the fair value hierarchy.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded net of allowance for credit losses, if any. The Company evaluates its estimate of expected credit losses based on a combination of factors, including historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates. The allowance for credit losses was zero as of both September 30, 2025 and December 31, 2024 and no provision for credit losses was recorded for the three and nine months ended September 30, 2025 and 2024.

Inventories

The Company's inventories consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Raw materials	$297,864	$257,467
Finished goods	302,044	187,614
Total inventories	$599,908	$445,081

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

Product revenues are recognized net of any applicable variable consideration. The Company uses judgment to estimate variable consideration including (i) Medicaid and Medicare program rebates, (ii) sales related adjustments, wherever applicable, including patient support programs, rebates, and other sales related discounts and (iii) co-pay assistance. The Medicaid and Medicare program rebates are determined based on statutory provisions and are estimated based on the expected number of claims and related cost associated with the customer transaction. Medicaid and Medicare rebates of $0.2 million were recorded as accounts payables and accrued expenses in the condensed balance sheets as of both September 30, 2025 and December 31, 2024.

Co-pay assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Co-pay assistance liabilities are estimated using prescribing data available from customers. The Company's analysis also contemplates application of the constraint in accordance with the guidance, under which it determines a significant reversal of revenue would not occur in a future period. If actual results in the future vary from estimates, the Company will adjust these estimates, which could affect net product revenue and earnings in the period such variances become known. Liabilities for co-pay assistance of approximately $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively, are classified within accounts payable and accrued expenses in the condensed balance sheets.

The Company does not allow product returns. The Company may replace damaged product upon shipment, but such amounts have been immaterial. Cash receipts from sales come directly from the Company’s commercial partner, Eversana, and are typically received in 30 to 60 days after month-end.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period, without consideration for common stock equivalents. Warrants to purchase shares of the Company’s common stock are included in the calculation of basic net loss per common share if the exercise price of the warrants represents de minimis consideration and is non-substantive in relation to the price paid for the warrant, and if the warrants are immediately exercisable with no further vesting conditions or contingencies associated with them. The 843,120 shares of the Company's common stock underlying the Pre-Funded Warrants, Modified Series A Warrants and Modified Series C Warrants described in Note 4, Stockholders’ Equity, are included in the weighted-average outstanding common stock in the calculation of basic and diluted net loss per share due to their nominal exercise price. The Company considers Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants, Series B Warrants, Series C Warrants, and Representatives’ Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock and common stock equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Warrants to purchase common stock	792,731	1,901,687
Common stock options	278,343	154,799
Total excluded securities	1,071,074	2,056,486

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to the financial statements, of specific expense categories present within expense captions presented on the face of the income statement within continuing operations of public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any and all prior periods presented in the financial statements. The impact of adoption this ASU on the Company’s disclosures is currently being evaluated.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this ASU should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Upon expiration of the Short-Term Lease, the Company entered into an amendment for the same office space in Solana Beach commencing on November 1, 2024 and expiring on March 31, 2027 (the “Current Lease”). As the Current Lease agreement did not include an implicit rate, the Company estimated the incremental borrowing rate of 10% utilized to discount future minimum lease payments based on information available at lease commencement. Operating lease expense for the Current Lease is recognized on a straight-line basis over the lease term. The Company recognized a right-of-use asset obtained in exchange for new lease obligations of $0.2 million upon commencement of the Current Lease. The new lease liability obligation is recorded in operating lease liability and operating lease liability, net of current portion in the balance sheets. As of September 30, 2025, the remaining lease term was 1.5 years.

The following table summarizes supplemental lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease costs(1)	$19,147	$18,982	$58,400	$56,884
Cash paid for leases(1)	$19,371	$18,982	$58,113	$56,884
(1)
During the three and nine months ended September 30, 2024, lease costs and cash paid for leases were wholly attributable to short-term leases. For all periods presented, variable lease costs included in general and administrative expense were immaterial.

Future lease payments as of September 30, 2025 were as follows:

Years Ending December 31,
2025 (Remainder)	$19,758
2026	80,207
2027	20,551
Total future lease payments	120,516
Less: imputed interest	(8,167)
Total lease liability	$112,349

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

As of September 30, 2025, there have been no shares of common stock, preferred stock, debt securities, warrants, and/or units issued under the Shelf Registration Statement.

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

The Company did not issue any shares of common stock pursuant to the ATM Offering during the three months and nine months ended September 30, 2025.

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

Warrants

Each of the outstanding warrants is convertible on a one-for-one basis into the Company’s common stock and are fully exercisable as of September 30, 2025. The following table is a summary of the Company’s warrants outstanding as of September 30, 2025:

	Number of
	Warrants Outstanding	Exercise Price	Initial Exercise Date	Expiration Date
Pre-Funded Warrants	433,962	$0.0012	February 13, 2024	Until Exercised in Full
Series A Warrants	354,022	$8.16	February 13, 2024	February 13, 2029
Modified Series A Warrants(1)	158,531	$0.01	February 13, 2024	February 13, 2029
Series C Warrants	392,754	$8.16	February 13, 2024	February 13, 2029
Modified Series C Warrants(1)	250,627	$0.01	February 13, 2024	February 13, 2029
Representativesʼ Warrants	45,955	$13.47	August 13, 2024	February 13, 2029
Total warrants	1,635,851

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

During the nine months ended September 30, 2025 and 2024, the Company granted stock options to purchase 152,328 and 120,182 shares of the Company’s common stock, respectively.

The following assumptions were used in estimating the grant date fair value of options issued during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk free interest rate	—	3.8-3.9%	4.18-4.39%	3.8-4.5%
Expected option term (in years)	—	5.8-6.0	5.5-6.0	5.5-6.0
Volatility of common stock	—	105.8-106.6%	99.0- 107.3%	105.8-107.1%
Expected dividend yield	—	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

Stock-based compensation expense also includes charges related to common stock issued under the Amended and Restated 2013 Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date. The offering period is determined by the compensation committee and may be up to 27 months long. Current offering periods commence on each of September 1 and March 1 during the term. Purchase dates will be set for the last trading day in each six-month period and will occur on each of August 31 and February 28 (unless such days are not trading days). In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 14,860 shares as a result of the automatic increase provision in the ESPP. During the third quarter of 2024, an offering period was initiated but no purchases were made and no shares were issued. During the three and nine months ended September 30, 2025, there were 12,588 shares and 19,437 shares, respectively, of common stock issued pursuant to the Company’s ESPP, for gross proceeds of approximately $39,000 and $64,000, respectively.

The estimated fair value of each ESPP award granted was determined on the date of purchase using the Black-Scholes option-pricing valuation model with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk free interest rate	4.0%	4.9%	4.0-4.3%	4.9%
Expected option term (in years)	0.5	0.5%	0.5	0.5
Volatility of common stock	169.1%	91.5%	91.5-169.1%	91.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$727	$3,016	$5,101	$4,231
Selling, general and administrative	104,329	128,571	288,592	507,963
Total stock-based compensation expense	$105,056	$131,587	$293,693	$512,194

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$93,301	$130,054	$264,273	$510,661
ESPP	11,755	1,533	29,420	1,533
Total stock-based compensation expense	$105,056	$131,587	$293,693	$512,194

As of September 30, 2025, there was approximately $0.7 million of unrecognized compensation costs related to outstanding options, which are expected to be recognized over a weighted-average period of 2.1 years.

As of September 30, 2025, there was approximately $22,000 of unrecognized compensation costs related to the ESPP, which are expected to be recognized over a weighted-average period of 0.8 years.

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

Under the terms of the Eversana Agreement, the Company maintains ownership of the Gimoti NDA, as well as legal, regulatory, and manufacturing responsibilities for Gimoti. Eversana utilizes its internal sales organization, along with other commercial functions, for market access, marketing, distribution and other related patient support services. The Company records sales for Gimoti and retain more than 80% of net product profits once both parties’ costs are reimbursed. For the three months ended September 30, 2025 and 2024, approximately$3.6 million and $2.3 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. For the nine months ended September 30, 2025 and 2024, approximately $9.4 million and $5.9 million of Eversana profit sharing costs were included as selling, general and administrative costs, respectively. As of September 30, 2025, unreimbursed commercialization costs to Eversana were approximately $81.1 million. Such costs will generally be payable only as net product profits are recognized or upon certain termination events. Eversana receives reimbursement of its commercialization costs pursuant to an agreed upon budget and a percentage of product profits in the mid-to-high teens. Net product profits are the net sales (as defined in the Eversana Agreement) of Gimoti, less (i) reimbursed commercialization costs, (ii) manufacturing and administrative costs set at a fixed percentage of net sales, and (iii) third party royalties. During the term of the Eversana Agreement, Eversana agreed to not market, promote, or sell a competing product in the United States.

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

The Company's net profits were negative for the two preceding calendar quarters as of September 30, 2025, and therefore, Eversana or the Company could have exercised the Net Profit Quarterly Termination Right (“NPQTR”) during the 60-day period after quarter-end. Since the note payable and accrued interest payable could be accelerated by Eversana by terminating the Eversana Agreement as of September 30, 2025, those payments were recorded as current liabilities as of September 30, 2025. Each party continues to have the option to exercise the NPQTR for the 60-day period following the end of future quarters so long as the net profit under the Eversana Agreement remains negative for consecutive quarters. In the event the Company initiates such termination, the Company shall pay to Eversana a one-time payment equal to all of Eversana’s unreimbursed costs plus a portion of Eversana’s commercialization costs incurred in the 12 months prior to termination. Such payment amount would be reduced by the amount of previously reimbursed commercialization costs and profit split paid for the related prior twelve-month period and any revenue which occurred prior to the termination yet to be collected. If Eversana terminates the agreement due to an uncured material breach by the Company, or if the Company terminates the Eversana Agreement in certain circumstances, including pursuant to the NPQTR, the Company has agreed to reimburse Eversana for its unreimbursed commercialization costs for the prior twelve-month period and certain other costs. In addition, Eversana may terminate the Eversana Agreement if the Company withdraws Gimoti from the market for more than 90 days. If Eversana terminates the Eversana Agreement for convenience, the Company is under no obligation to reimburse Eversana for unreimbursed commercialization costs.

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

As more fully described in Note 7. Subsequent Events, the Company and Eversana entered into the Eversana Letter Agreement (as defined below), whereby in the case of a Change of Control (as defined therein), or expiration of the Eversana Agreement, the Eversana Credit Facility and accrued interest payable will become due. In addition, the Company will be required to pay Eversana $1.0 million in deferred costs.

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

The following table summarizes the Company’s financial data for its development and commercialization of pharmaceutical products segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product sales	$4,283,979	$2,654,186	$11,116,279	$6,941,042

Less:
Cost of goods sold	(101,977)	(104,024)	(311,269)	(238,031)
Eversana profit sharing	(3,640,048)	(2,277,308)	(9,447,180)	(5,921,230)
Employee expenses	(619,572)	(561,258)	(1,889,466)	(1,819,230)
Professional fees	(687,161)	(546,740)	(2,319,005)	(1,674,494)
Stock-based compensation	(105,056)	(131,587)	(293,693)	(512,194)
Sales and marketing expenses	(179,003)	(194,201)	(540,556)	(561,293)
Other operating expenses(1)	(88,850)	(124,725)	(313,393)	(225,009)
Interest income	107,507	99,294	338,894	226,353
Interest expense (non-cash)	(126,027)	(126,027)	(373,973)	(375,342)
Total segment costs loss and net loss	$(1,156,208)	$(1,312,390)	$(4,033,362)	$(4,159,428)

________________

(1) Includes ongoing product development costs, occupancy costs (including rent and utilities), administrative costs, travel and business taxes.

7. Subsequent Events

Merger Agreement with QOL Medical

On November 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QOL Medical, LLC, a Delaware limited liability company (“Parent”), and QOL-EOS Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will commence a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock (“Shares”) for $11.00 in cash per share, subject to any applicable withholding taxes and without interest thereon (the “Offer Price”).

If Shares representing more than 50% of the total number of all the outstanding Shares immediately prior to the expiration of the Offer have been validly tendered and not validly withdrawn in accordance with the terms of the Offer and the other conditions to consummation of the Offer have been satisfied, the Offer will be consummated, following which Merger Sub will be merged with and into the Company (the “Merger”) pursuant to Section 251(h) of the Delaware General Corporation Law (“DGCL”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the "Surviving Corporation").

At the effective time of the Merger (the “Effective Time”), each Share that is issued and outstanding immediately prior to the Effective Time (other than Shares (i) owned by Parent, Merger Sub, the Company or any direct or indirect wholly owned subsidiary of Parent or Merger Sub, in each case, immediately prior to the Effective Time, (ii) irrevocably accepted for purchase pursuant to the Offer, or (iii) held by any stockholder who is entitled to demand and has properly and validly demanded their statutory right of appraisal of such Shares in compliance in all respects with Section 262 of the DGCL) will be cancelled and extinguished and automatically converted into the right to receive the Offer Price, without interest thereon and subject to any applicable withholding taxes pursuant to the Merger Agreement. As a result of the Merger, the Company will cease to be a publicly traded company and will become a wholly owned subsidiary of Parent.

Each Company option that is outstanding as of immediately prior to the effective time of the Merger (“Effective Time”) will accelerate and become fully vested effective immediately prior to, and contingent upon the occurrence of, the Effective Time. Effective as of immediately prior to the Effective Time, each Company option that is outstanding and unexercised immediately prior thereto will automatically be canceled and terminated and converted into the right to receive from the Surviving Corporation an amount in cash (without interest), if any, equal to the product obtained by multiplying (i) the aggregate number of Shares underlying such Company option immediately prior to the Effective Time, by (ii) an amount equal to the Offer Price less the per share exercise price of such Company option, except that if the Offer Price is less than the per share exercise price of such Company option, such Company option will be canceled and terminated without any consideration payable therefor.

At the Effective Time, each Company warrant that is outstanding and unexercised as of immediately prior to the Effective Time (excluding any Company warrant to the extent the holder thereof has elected a cashless exercise of such Company warrant) will cease to represent a right to acquire Shares. At or following the Effective Time, each holder of a Company warrant that has an exercise price less than the Offer Price will be entitled to receive cash in respect of each Share for which such Company warrant is exercisable immediately prior to the Effective Time in an amount equal to the product obtained by multiplying (i) the aggregate number of Shares underlying such Company warrant immediately prior to the Effective Time, by (ii) an amount equal to the Offer Price less the exercise price payable per Share under such Company warrant. Each holder of a Company warrant that has an exercise price equal to or greater than the Offer Price will not receive any consideration with respect to such Company warrant. Notwithstanding anything to the contrary set forth in the Merger Agreement, the foregoing will not apply to any holders of Company warrants who elect to receive the Black Scholes Value (as defined in the applicable Company warrants) in accordance with their Company warrants. Holders of Company warrants may exercise their right to receive such Black Scholes Value at any time concurrently or within 30 days following the closing of the Merger.

The Merger Agreement also contains certain customary termination rights in favor of each of the Company and Parent, including the Company’s right, subject to certain limitations, to terminate the Merger Agreement in certain circumstances to accept a Superior Proposal and Parent’s right, subject to certain limitations, to terminate the Merger Agreement if the Board changes its recommendation that stockholders of the Company tender their Shares in the Offer (as further described in the Merger Agreement). In addition, either the Company or Parent may terminate the Merger Agreement if the Offer has not been consummated by May 3, 2026. Upon termination of the Merger Agreement under other specified circumstances, the Company will be required to pay Parent a termination fee of $1.5 million.

The transaction is expected to close in the fourth quarter of 2025, subject to the terms of the Merger Agreement.

Eversana Letter Agreement

On October 29, 2025, the Company entered into a letter agreement with Eversana (the “Eversana Letter Agreement”), which was made in reference to the Eversana Agreement. The Eversana Letter Agreement provides, amongst other things, for payment to Eversana of

$1.0 million of outstanding Cumulative Deferred Costs (as defined in the Eversana Agreement) and the outstanding principal and interest owed by the Company under the loan agreement dated January 21, 2020 between the parties, each, following a Change of Control of the Company (as defined in the Eversana Agreement) or expiration of the Eversana Agreement, and amendments to certain commercial terms relating to Eversana’s commercialization obligations.

Amended and Restated Employment Agreements

On November 3, 2025, concurrently with the signing of the Merger Agreement, each of Matthew J. D’Onofrio, Mark Kowieski, CPA, and Marilyn R. Carlson (each, an “Executive”) entered into an amended and restated employment agreement with the Company (the “A&R Employment Agreements”). The A&R Employment Agreements include implementation of the following changes: (i) provide that each Executive will receive his or her target annual bonus for 2025 if the Executive is terminated prior to the Company’s payment of such 2025 annual bonuses, (ii) add a provision addressing the treatment of parachute payments arising under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, and (3) update the form of release of claims attached to the A&R Employment Agreements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the Merger and other transactions contemplated by the Merger Agreement (each term as defined in Note 7. Subsequent Events to our condensed financial statements of this quarterly report), including our expectations regarding our ability to complete the transaction within the timeframe we anticipate or at all, and the potential effects of the proposed transactions pursuant to the Merger Agreement and related agreements on us and our stockholders, our business strategy, commercial activities to be conducted by Eversana Life Science Services, LLC, or Eversana, the pricing and reimbursement for Gimoti®™ (metoclopramide) nasal spray, future prescribing trends for Gimoti, future regulatory developments, research and development costs, the timing and likelihood of commercial success, the potential to develop future product candidates, plans and objectives of management for future operations, continued compliance with Nasdaq listing requirements and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Evoke,” “the Company,”“we,” “us” and “our” refer to Evoke Pharma, Inc.

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

As of September 30, 2025, we had cash and cash equivalents of approximately $11.6 million. Current cash on hand is intended to fund commercialization activities for Gimoti, including manufacturing Gimoti, conducting the post-marketing commitment single-dose pharmacokinetics, or PK, clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti and any additional development activities should we seek additional indications, protecting our intellectual property portfolio and for other general and administrative costs to support our operations. We believe, based on our current operating plan, excluding any potential early repayment of the Eversana Credit Facility, that our existing cash and cash equivalents as of September 30, 2025, as well as cash flows from future net sales of Gimoti, will be sufficient to fund our operations into the fourth quarter of 2026. However, should Eversana terminate the Eversana Agreement under the NPQTR (as defined in Note 1. Organization and Basis of Presentation to our financial statements), repayment of the Eversana Credit Facility, in addition to our other ongoing obligations, would raise substantial doubt about our ability to continue as a going concern. As such, we have concluded there is substantial doubt about our ability to continue as a going concern as our existing cash on hand as of September 30, 2025, is not sufficient to fund our operations 12 months from the issuance of this Quarterly Report on Form 10-Q. This period could be further shortened if future net sales of Gimoti are less than expected or if there are any significant increases in planned spending on commercialization activities, including for marketing and manufacturing of Gimoti, and our selling, general and administrative costs to support operations, including as a result of any termination of the Eversana Agreement. If the Merger is not completed, we anticipate that we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

Merger Agreement with QOL Medical

On November 3, 2025, we entered into the Merger Agreement with QOL Medical, LLC, a Delaware limited liability company, or QOL Medical, and QOL-EOS Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of QOL Medical, or Merger Sub, pursuant to which Merger Sub will commence a tender offer, or the Offer, to acquire all of our outstanding shares of our common stock, or the Shares, for $11.00 in cash per Share, subject to any applicable withholding taxes and without interest thereon, or the Offer Price. If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay QOL Medical a termination fee of $1.5 million. The transaction is expected to close in the fourth quarter of 2025, subject to the terms of the Merger Agreement. Please refer to Note 7, "Subsequent Events" to our condensed financial statements included elsewhere in this quarterly report on Form 10-Q for further details.

Nasdaq Listing

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

Sales of Gimoti Metrics

Gimoti prescriptions, prescribers, and other revenue metrics continue to increase. Net product sales during the quarter ended September 30, 2025 were approximately $4.3 million which is a $0.5 million increase compared to net product sales for the quarter ended June 30, 2025. ASPN Pharmacy, or ASPN, serves as the non-dispensing pharmacy hub for Gimoti. ASPN offers a seamless path for processing and filling prescriptions, helps patients understand coverage and identify available savings opportunities, and facilitates communications between providers and payors. ASPN improves the proportion of prescriptions covered by insurance payors through increased patient communication and electronic automation of processes and speed of communication. We continue to add new dispensing pharmacies to the ASPN platform, which has allowed for better insurance coverages by mitigating geographic and pharmacy benefit manager restrictions to filling prescriptions. Adding dispensing pharmacies has also added redundancy and capacity to fill prescriptions and reduced reliance on any one of our dispensing pharmacy partners. ASPN continues to process inbound prescriptions at a pace that is showing improved patient capture and conversion to reimbursed fills by insurers, and reduced reliance on savings programs.

There were approximately 2,226 new inbound prescriptions into the ASPN reimbursement center during the quarter ended September 30, 2025, which is a 13.6% increase compared to the quarter ended June 30, 2025. Patients who have an opportunity to refill the product (that is, patients who have completed their first fill and have additional refills on their prescription) received a refill approximately 70% of the time. We believe some patients choose not to refill their prescriptions due to remission of symptoms. Cumulatively, new prescribers increased 8.1% during the quarter ended September 30, 2025 as compared to the quarter ended June 30, 2025.

The ASPN team conducts benefit verification and facilitates the prior authorization process across all payer types for patients prescribed Gimoti. For the nine months ended September 30, 2025, these government programs made up approximately 30% of the filled prescriptions for Gimoti. From the commercial launch of Gimoti through September 30, 2025, the majority of patients have been between the ages of 31 and 65 years old. The vast majority of patients are female and were being treated by a gastroenterologist or a nurse practitioner or physician assistant on their staff.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net product sales	$4,283,979	$2,654,186	$1,629,793	61%
Cost of goods sold	$101,977	$104,024	$(2,047)	-2%
Research and development expenses	$5,320	$11,677	$(6,357)	100%
Selling, general and administrative expenses	$5,314,370	$3,824,142	$1,490,228	39%

Net Product Sales. Net product sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased by approximately $1.6 million. The increase in product sales during 2025 is due to the increased conversion rate due to the expanded pharmacy network, a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption and patients re-filling prescriptions at a higher rate.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 decreased by approximately $2,000. The decrease in costs of goods sold during 2025 is primarily due to timing of stability testing on commercial product batches.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 decreased by approximately $6,000 due employee-related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased by approximately $1.5 million primarily due to an increase of $1.3 million in marketing and Eversana profit sharing amounts as a direct result of an increase in net product sales, an increase of $0.1 million in professional fees and a $0.1 million increase in product liability insurance and other costs associated with being a public company.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net product sales	$11,116,279	$6,941,042	$4,175,237	60%
Cost of goods sold	$311,269	$238,031	$73,238	31%
Research and development expenses	$56,516	$16,322	$40,194	246%
Selling, general and administrative expenses	$14,746,777	$10,697,128	$4,049,649	38%

Net Product Sales. Net product sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by approximately $4.2 million. The increase in product sales during 2025 is due to the increased conversion rate due to the expanded pharmacy network, a greater number of physicians within larger gastroenterology teams prescribing Gimoti after first-physician adoption and patients re-filling prescriptions at a higher rate.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by approximately $0.1 million. The increase in costs of goods sold during 2025 is primarily due to timing of stability testing on commercial product batches.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by approximately $40,000 due to miscellaneous product development costs and employee-related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by approximately $4.0 million primarily due to an increase of $3.5 million in marketing and Eversana profit sharing amounts as a direct result of an increase in net product sales, an increase of $0.6 million in professional fees and a $0.1 million increase in product liability insurance and other costs associated with being a public company. These increases were partially offset by a $0.2 million decrease in stock-based compensation expense.

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

As of September 30, 2025, we had approximately $11.6 million in cash and cash equivalents. We anticipate that we will continue to incur losses from operations due to commercialization activities, including manufacturing Gimoti, conducting the post-marketing commitment single-dose PK clinical trial of Gimoti to characterize dose proportionality of a lower dose strength of Gimoti, and for other general and administrative costs to support our operations. Both we and Eversana may terminate the commercial services agreement (as described in Note 5. Commercial Services and Loan Agreements with Eversana), pursuant to the NPQTR (as defined in Note 5); however, we have no intent to terminate the Eversana Agreement. There can be no assurance that Eversana will not exercise its right pursuant to the NPQTR. Should Eversana exercise its right under the NPQTR, the Loan Agreement (as described in Note 5) would also be terminated and we would be responsible for repaying the principal and accrued interest on the loan, which was $7.5 million as of September 30, 2025, within 90 days of the effective date of the termination. In addition, we would need to establish a commercial infrastructure in order to continue distributing Gimoti. The timing and costs associated with this are not clear, but we believe they would be substantial. Additionally, as more fully discussed in Note 7. Subsequent Events, if the Merger is completed or the Eversana Agreement is terminated, the Company will owe Eversana an additional $1.0 million. As a result, management believes that there is substantial doubt about its ability to continue as a going concern for one year after the date these financial statements are issued. This would materially and adversely affect our near-term liquidity needs and cash runway. If the Merger is not completed, we anticipate we will be required to raise additional funds in order to continue as a going concern. Because our business is entirely dependent on the success of Gimoti, if we are unable to secure additional financing or identify and execute on other development or strategic alternatives for Gimoti or our company, we will be required to curtail all of our activities and may be required to liquidate, dissolve or otherwise wind down our operations. Any of these events could result in a complete loss of your investment in our securities.

There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Sources and Uses of Our Cash

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash used in operating activities	$(2,084,485)	$(4,218,700)	$2,134,215
Net cash provided by financing activities	$63,895	$10,818,306	$(10,754,411)
Net (decrease) increase in cash and cash equivalents	$(2,020,590)	$6,599,606	$(8,620,196)

Operating Activities. The primary use of our cash has been to fund our clinical research, prepare our NDA, manufacture Gimoti, commercial sales of Gimoti, and other general operations. The cash used in operating activities during the nine months ended September 30, 2025 and 2024 was primarily related to commercialization activities for Gimoti and other general operational activities. We expect that cash used in operating activities during the remainder of 2025 will be in-line with cash used during similar periods in 2024 because growing sales are expected to offset commercialization activities, including manufacturing Gimoti.

Financing Activities. During the nine months ended September 30, 2025, cash provided by financing activities was $63,895 due to the issuance of 19,437 shares of common stock pursuant to our employee stock purchase plan. No shares were issued from our employee stock purchase plan during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, cash provided by financing activities was $10.8 million primarily due to the sale of 513,424 shares of common stock at $8.16 per share, 683,475 Pre-Funded Warrants at $8.1588 per share and 373,176 Modified Series A Warrants and 250,627 Modified Series C Warrants at $3.99 per share in connection with the September 2024 Exercise Price Warrant Amendment.

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

•
the completion and timing of consummation of the Merger with QOL Medical;
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

As required by SEC Rule 13a-15(b), as of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025 and in “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 filed with the SEC on May 13, 2025 and August 14, 2025, respectively, other than the following:

Risks Related to the Pending Transaction with QOL Medical

We may not complete the pending transaction with QOL Medical within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On November 3, 2025, we entered into the Merger Agreement with QOL Medical and Merger Sub, pursuant to which Merger Sub will commence the Offer to acquire all of the Shares for the Offer Price. Upon the terms and subject to the conditions set forth in the Merger Agreement, as soon as practicable following the consummation of the Offer, QOL Medical will effect the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned indirect subsidiary of QOL Medical.

Merger Sub’s obligation to purchase the Shares validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) there being validly tendered and not validly withdrawn immediately prior to the Expiration Time (as defined in the Merger Agreement) a number of Shares that, together with any Shares held by QOL Medical, Merger Sub or any of their direct or indirect wholly owned subsidiaries, represents at least one more Share than 50% of the total number of outstanding Shares, plus the aggregate number of Shares issuable to holders of Company options or warrants for which the Company has received valid notices of exercise and for which payment of any applicable exercise price has been made in accordance with the terms of such Company options or warrants prior to the expiration of the Offer (and in respect of which Shares have not yet been issued to the exercising holder), as of immediately prior to the Expiration Time, (ii) the absence of any law or order that prohibits consummation of the Offer or the Merger or that has the effect of making the Offer or Merger illegal, (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality standards, (iv) the Company’s compliance and performance in all material respects with its covenants and agreements contained in the Merger Agreement and (v) the absence of any change, occurrence, effect, event, circumstance or development that has occurred since the date of the Merger Agreement that has had, or would reasonably be expected to have, a material adverse effect on the Company and is continuing, as well as other customary conditions set forth in Annex A to the Merger Agreement. The Merger Agreement also contains certain customary termination rights in favor of each of the Company and QOL Medical, including the Company’s right, subject to certain limitations, to terminate the Merger Agreement in certain circumstances to accept a Superior Proposal (as defined in the Merger Agreement) and QOL Medical’s right, subject to certain limitations, to terminate the Merger Agreement if the Company’s board of directors changes its recommendation that stockholders of the Company tender their Shares in the Offer (as further described in the Merger Agreement). As a result, we cannot assure you that the transaction with QOL Medical will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement as of its date or within the expected timeframe.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market price reflects a market assumption that the Merger will be completed. We could be required to pay QOL Medical a termination fee of $1.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, vendors, suppliers, customers. regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to retain and motivate existing employees. A substantial amount of our management’s and employees’ attention is being directed toward the Offer and completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course and consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent QOL Medical’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be, and in certain instances requires us to pay a termination fee.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay QOL Medical a termination fee of $1.5 million under specific circumstances described in the Merger Agreement, including, but not limited to, in the event we accept and enter into an agreement for the consummation of a transaction which our board of directors determines is a Superior Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof. If the Merger Agreement is terminated under the foregoing circumstances, the termination fee we would be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with QOL Medical.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Litigation may arise in connection with the Offer or the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.

Lawsuits may be filed challenging the disclosures contained in the Offer and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Offer or Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Offer and Merger may materially adversely affect our business, financial condition and operating results. The outcome of any lawsuit filed or that may be filed challenging the Offer or the Merger is uncertain. If any lawsuit is successful in obtaining an order enjoining the Offer or the Merger, then the transaction may not be consummated within the expected timeframe, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the proposed Offer or Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1+	Agreement and Plan of Merger, dated November 3, 2025, by and among the Company, QOL Medical, LLC and QOL -EOS Merger Sub, Inc.	8-K	001-36075	11/4/2025	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	9/30/2013	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	5/20/2022	3.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36075	8/13/2024	3.3

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	8-K	001-36075	8/1/2024	3.1

3.5	Amended and Restated Bylaws of the Company	8-K	001-36075	9/30/2013	3.2

4.1	Form of Pre-Funded Warrant	S-1/A	333-275443	12/15/2023	4.2

4.2	Form of Series A Warrant	S-1/A	333-275443	1/11/2024	4.3

4.3	Form of Series B Warrant	S-1/A	333-275443	1/11/2024	4.4

4.4	Form of Series C Warrant	S-1/A	333-275443	1/11/2024	4.5

4.5	Form of Representative Warrant	S-1/A	333-275443	2/14/2024	4.1

4.6	Form of Warrant Amendment	8-K	001-36075	3/25/2024	4.1

4.7	Form of Warrant Amendment	8-K	001-36075	6/20/2024	4.1

4.8	Form of Exercise Price Warrant Amendment	8-K	001-36075	9/27/2024	4.1

4.9	Form of Series C Vesting Warrant Amendment	8-K	001-36075	9/27/2024	4.2

10.1	Form of Insider Support Agreement	8-K	001-36075	11/4/2025	10.1

10.2	Form of Key Company Stockholder Support Agreement	8-K	001-36075	11/4/2025	10.2

10.3	Letter Agreement, dated October 29, 2025, by and between the Company and Eversana Life Sciences Services, LLC	8-K	001-36075	11/4/2025	10.3

10.4#	Third Amended and Restated Employment Agreement, effective as of November 1, 2025, by and between the Company and Matthew D’Onofrio	8-K	001-36075	11/4/2025	10.4

10.5#	Second Amended and Restated Employment Agreement, effective as of November 1, 2025, by and between the Company and Mark Kowieski	8-K	001-36075	11/4/2025	10.5

10.6#	Second Amended and Restated Employment Agreement, effective as of November 1, 2025, by and between the Company and Marilyn Carlson, M.D.	8-K	001-36075	11/4/2025	10.6

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.7#	Transition Services Agreement, dated as of November 3, 2025, by and among the Company, and Matthew D’Onofrio and QOL Medical, LLC	8-K	001-36075	11/4/2025	10.7

10.8#	Transition Services Agreement, dated as of November 3, 2025, by and among the Company, and Mark Kowieski and QOL Medical, LLC	8-K	001-36075	11/4/2025	10.8

10.9#	Transition Services Agreement, dated as of November 3, 2025, by and among the Company, and Marilyn Carlson, M.D. and QOL Medical LLC	8-K	001-36075	11/4/2025	10.9

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+

 Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

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

Evoke Pharma, Inc.

Date: November 13, 2025	By:	/s/ Matthew J. D'Onofrio
Matthew J. D’Onofrio Chief Executive Officer (Principal Executive Officer)

Evoke Pharma, Inc.

Date: November 13, 2025	By:	/s/ Mark Kowieski
Mark Kowieski Chief Financial Officer (Principal Financial and Accounting Officer)